Form 10-Q
period 2017-03-31
ASV HOLDINGS, INC.
filed 2017-06-22
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-38089

ASV HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-1501649
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
840 Lily Lane Grand Rapids, MN	55744
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (218) 327-3434

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  ☐

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 14, 2017, the registrant had 9,800,000 shares of common stock, $0.001 par value per share, outstanding.

i

i

EXPLANATORY NOTE: REFERENCES TO ASV

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires:

•	References to the “Company,” “ASV,” “we,” “us” and “our” following the date of Corporate Conversion (May 11, 2017) refer to ASV Holdings, Inc. and its consolidated subsidiaries;

•	References to the “Company,” “ASV,” “we,” “us” and “our” prior to the date of Corporate Conversion refer to A.S.V., LLC and its consolidated subsidiaries; and

•

References to the “Corporate Conversion” or “corporate conversion” refer to all of the transactions related to the conversion of A.S.V., LLC, a Minnesota limited liability company, into ASV Holdings, Inc. a Delaware corporation, including the conversion of all of the outstanding membership units of A.S.V., LLC into shares of common stock of ASV Holdings, Inc., effected on May 11, 2017.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ASV Holdings, Inc.

Condensed Balance Sheets

(In thousands, except par value)

	March 31,	December 31,
	2017	2016
	Unaudited	Unaudited
ASSETS

CURRENT ASSETS
Cash	$9	$572
Cash - restricted	—	535
Trade receivables, net	14,996	13,603
Receivables from affiliates	89	1,413
Inventory	28,489	30,896
Prepaid expenses and other	918	537

Total current assets	44,501	47,556

NON-CURRENT ASSETS
Property, plant and equipment, net	14,877	15,402
Intangible assets, net	25,187	25,824
Goodwill	30,579	30,579
Deferred financing costs - revolving loan facility	355	371

Total assets	$115,499	$119,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable - short term	$3,000	$3,000
Trade accounts payable	11,546	11,976
Payables to affiliates	1,311	2,298
Accrued compensation and benefits	775	1,073
Accrued warranties	1,821	1,870
Accrued product liability- short term	1,143	2,125
Accrued other	1,326	1,312

Total current liabilities	20,922	23,654

NON-CURRENT LIABILITIES
Revolving loan facility	13,959	15,605
Note payable - long term, net	25,758	26,265
Accrued product liability- long term	477	—
Other long term liabilities	716	773

Total liabilities	61,832	66,297

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000 authorized, none outstanding	-	-
Common stock, $0.001 par value, 50,000 authorized, 8,000 shares issued and outstanding	8	-
Additional paid-in capital	54,779	54,787
Accumulated deficit	(1,120)	(1,352)

TOTAL STOCKHOLDERS' EQUITY	53,667	53,435

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$115,499	$119,732

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Operations

(In thousands, except par value)

	Three Months Ended March 31,
	2017	2016
	Unaudited	Unaudited
Net sales	$28,010	$28,470

Cost of goods sold	23,650	24,365

Gross profit	4,360	4,105

Research and development costs	537	593
Selling, general and administrative expense	2,713	2,485

Operating income	1,110	1,027

Other income (expense)
Interest expense	(878)	(1,274)
Other expense	—	(12)

Total other expense	(878)	(1,286)

Income (loss) before taxes	232	(259)

Income tax expense (benefit)	-	-

Net income (loss)	$232	$(259)

Earnings per share:
Basic net income (loss) per share	$0.03	$(0.03)
Diluted net income (loss) per share	$0.03	$(0.03)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	8,000	8,000
Diluted weighted average common shares outstanding	8,000	8,000

Pro forma (C corporation basis):
Income tax expense (benefit)	$84	$(93)
Net income (loss)	$148	$(166)

Pro forma earnings per share:
Basic net income (loss) per share	$0.02	$(0.02)
Diluted net income (loss) per share	$0.02	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2017	2016
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net income (loss)	$232	$(259)
Adjustments to reconcile to net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	584	509
Amortization	637	637
Share-based compensation	46	-
Loss on sale of fixed assets	38	16
Amortization of deferred finance cost	56	143
Bad debt expense	1	21
Changes in operating assets and liabilities
Trade receivables	(1,394)	(3,818)
Net trade receivables/payables from affiliates	291	(453)
Inventory	2,348	(709)
Prepaid expenses	(381)	(363)
Trade accounts payable	(430)	152
Accrued expenses	(1,316)	(377)
Other long-term liabilities	420	(57)

Net cash provided by (used in) operating activities	1,132	(4,558)

INVESTING ACTIVITIES
Decrease (Increase) in restricted cash	536	—
Purchase of property and equipment	(38)	(113)

Net cash provided by (used in) investing activities	498	(113)

FINANCING ACTIVITIES
Principal payments on term debt	(538)	(4,500)
Debt issuance costs incurred	(9)	(108)
Members equity contribution	—	5,000
Net (payments) borrowings on revolving
credit facilities	(1,646)	4,281

Net cash (used in) provided by financing activities	(2,193)	4,673

NET CHANGE IN CASH	(563)	2

Cash at beginning of period	572	3

Cash at end of period	$9	$5

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

(In thousands, except par value and per share data)

Note 1. Basis of Presentation

Nature of Operations

ASV Holdings, Inc. (the “Company” or “ASV”) primarily designs, manufactures and markets compact track loaders and skid steer loaders as well as related parts for use primarily in the construction, landscaping, and agricultural industries. The Company’s headquarters and manufacturing facility is located in Grand Rapids, Minnesota. Products are marketed and sold in North America, Australia, New Zealand and Latin America.

Corporate Conversion and  Initial Public Offering

On May 11, 2017, pursuant to a Plan of Conversion adopted by the Members and Board of Managers of A.S.V., LLC as of April 25, 2017, the Company converted from a Minnesota limited liability company into a Delaware corporation and changed its name from A.S.V., LLC to ASV Holdings, Inc.  In conjunction with this corporate conversion, the Company filed a certificate of incorporation  (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware and the bylaws of the Company (the “Bylaws”) became effective. Both the Certificate of Incorporation and the Bylaws were approved by the Board of Managers and Members of A.S.V., LLC prior to corporate conversion. Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue up to 50,000 shares of common stock $0.001 par value per share and 5,000 shares of preferred stock $0.001 par value per share.  All references in the unaudited interim condensed financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect the corporate conversion.

On May 17, 2017, the Company completed its underwritten IPO of 3,800 shares of the Company’s common stock, including 1,800 shares sold by the Company and 2,000 shares sold by Manitex International, Inc. (“Manitex”), at a price of $7.00 per share.  After underwriting discounts and commissions and estimated offering expenses payable by the Company, the Company received net proceeds of $10,718 from the offering. The Company did not receive any proceeds from the sale of shares by Manitex.

On May 23, 2017, the underwriters exercised their over-allotment option in full by purchasing an additional 570 shares of the Company’s common stock from A.S.V. Holding, LLC, a selling stockholder in the IPO and subsidiary of Terex Corporation (“Terex”), at the IPO price of $7.00 per share, less underwriting discounts and commissions. The Company did not receive any proceeds from the sale of the shares by A.S.V. Holding, LLC.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and have been consistently applied. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in our prospectus dated May 12, 2017 (the “Prospectus”), as filed with the SEC  on May 15, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

The unaudited financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2017 and the results of operations for the three months ended March 31, 2017 and 2016. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies described in Note 2, “Summary of

Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2016 included in the Prospectus dated May 12, 2017.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 6, “Recent Accounting Pronouncements.”

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on individual customer review and current economic conditions. The Company reviews its allowance for doubtful accounts at least quarterly. Individual balances exceeding a threshold amount that are over 90 days past due are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.

The balance of the allowance for doubtful accounts was $65 and $63 at March 31, 2017 and December 31, 2016, respectively.

Revenue Recognition

Revenue and related costs are recorded when title and risk of loss passes to dealers and OEM customers. Our typical terms are FOB shipping point and Ex-Works, which results in revenue being recognized and invoicing of dealers and OEM customers upon shipment from our facilities and when our products are picked up from our facilities, respectively.

Our policy requires in all instances certain minimum criteria be met in order to recognize revenue, specifically:

•	Persuasive evidence that an arrangement exists;

•	The price to the buyer is fixed or determinable;

•	Collectability is reasonably assured; and

•	No significant obligations remain for future performance.

In addition, our policies regarding discounts, returns, post shipment obligations, customer acceptance, credits, rebates and protection or similar privileges are as follows:

•	We recognize revenue consistently across all customers.

•

Sales discounts are deducted from the revenue immediately as part of the final sales invoice to dealers and OEM customers. Occasional discounts for prompt cash payment are provided to dealers and OEM customers, which are deducted from the cash payment. We establish a reserve for future cash discounts based upon historical experience with dealers and OEM customers.

•	Sales are final and there is no return period allowed.

•	We have no post shipment obligations outside of warranty assurance, which is included in the sales price.

•	Customer acceptance occurs by confirmation of the sales quote provided, which describes the terms and conditions of the sale.

•	Any credits are determined based on investigation of specific customer concerns. Credits that may be issued are recognized in the period in which they are approved.

Accrued Warranties

The Company records accruals for potential warranty claims based on its claim experience. The Company’s products are typically sold with a standard warranty covering defects that arise during a fixed period.

A liability for estimated warranty claims is accrued at the time of sale. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability.

Litigation Claims

In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then record an estimate of the amount of liability based, in part, on advice of outside legal counsel.

Defined Benefit Plan

The Company sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”) for a former senior executive. The SERP is unfunded. The Company accounts for this plan pursuant to ASC 710, “Compensation – General.” This guidance requires balance sheet recognition of the overfunded or underfunded status of the defined benefit plan. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting guidance must be recognized in the Statement of Operations. The defined benefit obligation for this plan as of March 31, 2017 is $780, of which, $64 and $716 is reflected in “Accrued Other” and “Other Long-Term Liabilities”, respectively, on the balance sheet.  The balance at December 31, 2016 was $837, of which, $64 and $773 was reflected in the “Accrued Other” and “Other Long-Term Liabilities”, respectively.  The Company expects to make annual benefit payments of $64 per year over the next five years.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs are incurred in the development of new products or significant improvements to existing products.

Income Taxes

Effective December 23, 2014, the Company was converted into a Minnesota limited liability company, which is not a tax paying entity for Federal and state income tax purposes, and thus no provision for Federal and state income tax is reflected in the financial statements.  The income or loss of the Company is passed through to its members and their share is reported on their respective tax returns.  The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes.  At March 31, 2017 and December 31, 2016, there were no uncertain tax positions that would require an adjustment to the financial statements.                        In connection with its initial public offering, the Company was converted from a Minnesota limited liability company to a Delaware Corporation on May 11, 2017. Pro forma amounts for income tax expense (benefit) and basic and diluted earnings (loss) per share have been presented assuming the Company’s pro forma effective tax rate of 36% for both the three months ended March 31, 2017 and 2016, as if it had been a C Corporation during those periods.  The difference in the statutory state and federal tax rates is related to deductions associated with domestic manufacturing and research and development credits.

Concentrations of business and credit risk

Caterpillar Inc., an OEM customer, and CEG Distributions PTY Ltd., our Australian master distributor, accounted for 26% of the Company’s Net Sales for the quarter ended March 31, 2017 as well as 53% of the Company’s Accounts Receivable at March 31, 2017. Caterpillar Inc. and CEG Distributions PTY Ltd accounted for 33% of the Company’s Net Sales for the period ended March 31, 2016 as well as 64% of the Company’s Accounts Receivable at December 31, 2016.

Sales by major customer consisted of the following for three months ended March 31, 2017 and 2016:

	2017		2016
	Percent		Percent
	of Total	Amount	of Total	Amount
Caterpillar	16%	$4,525	25%	$7,189
CEG Distributions PTY Ltd.	10%	2,883	8%	2,336
Other	74%	20,602	67%	18,945

Total	100%	$28,010	100%	$28,470

Any disruptions to these two customer relationships could have adverse effects on the Company’s financial results. The Company manages dealer and OEM concentration risk by evaluating in advance the financial condition and creditworthiness of its dealers and OEM customers. The Company establishes an allowance for doubtful accounts receivable, if needed, based upon expected collectability.  Any reserves established for doubtful accounts is determined on a case-by-case basis when it is believed the payment of specific amounts owed to us is unlikely to occur. Although the Company has encountered isolated credit concerns related to its dealer base, management is not aware of any significant credit risks related to the Company’s dealer base and generally does not require collateral or other security to support account receivables, other than UCC related sales. The Company has secured a credit insurance policy for certain accounts with a policy limit of liability of not more than $8,600.

Revenue by geographic area consisted of the following for three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017		2016
	Percent		Percent
	of Total	Amount	of Total	Amount
United States	72%	$20,302	85%	$24,120
Australia	19%	5,227	10%	2,737
Other	9%	2,481	6%	1,613

Total	100%	$28,010	100%	$28,470

Note 3. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. The company records excess and obsolete inventory reserves.  The estimated reserve is based on specific identification of excess or obsolete inventories.

Inventory consisted of the following:

	3/31/2017	12/31/2016
Raw materials and supplies	$18,253	$18,920
Work in process	93	165
Finished equipment and replacement parts	10,564	12,105

	28,910	31,190
Less: Reserves for excess and obsolete	(421)	(294)

	$28,489	$30,896

Note 4. Goodwill and Other Intangible Assets

Intangible Assets

Intangible assets include patented and unpatented technology, trade names, customer relationships and other specifically identifiable assets and are amortized on a straight-line basis over their respective estimated useful lives, which range from ten to twenty-five years.  Intangible assets are reviewed for impairment when facts and circumstances indicate a potential impairment has occurred.

There are three fundamental methods applied to value intangible assets outlined in FASB ASC 820. These methods include the Cost Approach, the Market Approach, and the Income Approach. Each of these valuation approaches were considered in the Company’s estimation of value.

Trade names and trademarks, patented and unpatented technology:  Valued using the Relief from Royalty method, a form of both the Market Approach and the Income Approach. Because the Company has established trade names and trademarks and has developed patented and unpatented technology, the Company estimated that the benefit of ownership as the relief from the royalty expense that would need to be incurred in absence of ownership.

Customer relationships: Because there is a specific earnings stream that can be associated with customer relationships, the Company determined the fair value of these relationships based on the excess earnings method, a form of the Income Approach.

Technology: The Company holds a number of U.S. patents covering its undercarriage technology. The key patent related to the Company’s Posi-Track undercarriage and suspension expires in 2023. The average estimated useful life for the Company’s patents is ten years, but useful life is determined in part by any legal, regulatory or contractual provisions that limit useful life. The Company has and will continue to dedicate technical resources toward the further development of our products and processes in order to maintain its competitive position.

Intangible assets, net comprised the following as of March 31, 2017:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount
Patents and unpatented technology	10	$8,000	$(1,826)	$6,174
Tradename and trademarks	25	7,000	(639)	6,361
Customer relationships	11	16,000	(3,348)	12,652

	12	$31,000	$(5,813)	$25,187

Intangible assets, net comprised the following as of December 31, 2016:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
.	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(1,627)	$6,373
Tradename and trademarks	25	7,000	(568)	6,432
Customer relationships	11	16,000	(2,981)	13,019

	12	$31,000	$(5,176)	$25,824

Amortization of other intangible assets for the three months ended March 31, 2017 and March 31, 2016 was $637 and $637, respectively.

Goodwill

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company selected September 30 as the date for the required annual impairment test.

Note 5. Related Party Transactions

Effective December 19, 2014, the Company entered into a Distribution and Cross Marketing Agreement with Terex that sets forth the terms under which ASV will manufacture and sell ASV Products, certain services Terex will provide in assisting in the sales and marketing of ASV products and the costs to be paid by ASV in exchange for such services. The agreement defines dealers and territories and customers that Terex shall have the exclusive right on behalf of ASV to market and sell Terex branded ASV products. The agreement defines the compensation to Terex for its machine sales selling expense, part sales selling expense and general and administrative costs associated with such sales. In addition, for the provision of marketing services by Terex, ASV shall pay an annual fee of $250, subject to annual escalation of 3% plus 0.2% of net incremental sales. Unless terminated, the term of the agreement is five years, and the parties may agree to renew for additional one year terms. ASV expensed $296 and $515 for services for the three months ended March 31, 2017 and 2016, respectively.

Effective December 19, 2014, the Company entered into a Services Agreement with Terex that sets forth the terms under which Terex will provide certain services to ASV and ASV will retain access to certain services provided by Terex and the compensation related thereto. The scope of the agreement covers amongst other items, temporary transition services arising from the transfer of majority ownership to Manitex, third party logistics services for parts fulfilment, warranty and field service and Information Technology services for both transitional and ongoing services. Unless terminated, the term of the agreement is specific to each service provided, and the parties may agree to renew for additional one year terms. ASV expensed $353 and $334 for services provided for the three months ended March 31, 2017 and 2016, respectively.

Effective March 27, 2017, the Company entered into a Winddown and Termination of Distribution and Cross Marketing Agreement and Services Agreement. Terex no longer markets our ASV machines under the Terex Cross Marketing Agreement and ASV is responsible for marketing all ASV machines to all distribution channels, but Terex continues to market ASV parts. Following the LLC Conversion and after the completion of the IPO, Terex will continue to market ASV parts and ASV will be permitted to produce and sell Terex-branded ASV products to existing Terex dealers and continue to use applicable Terex trademarks, in each case pursuant to the Terex Cross Marketing Agreement and the Winddown Agreement.  Terex will continue to perform services under the Terex Services Agreement during a transitional period, including parts sales, shipment and purchases and parts planning, customer parts phone support, and administrative services, including IT support and accounting input information for parts cost and pricing, after which we will perform the functions under the Terex Services Agreement by using a combination of internal resources and purchased services.

Included in the Company’s Statements of Operations are sales to Terex of $131 and sales returns from Manitex of $-9 (total $122) for the three months ended March 31, 2017 and sales to Terex of $867 and sales to Manitex of $60 (total $927) for the three months ended March 31, 2016. The company recorded purchases from Terex of $2,132 and $2092 for the three months ended March 31, 2017 and 2016, respectively.  The company also recorded charges for insurance, employee benefit costs, trade show fees, and parts repurchased from Manitex of $968 and $598 for the three months ended March 31, 2017 and 2016, respectively.

Receivables from affiliates include $89 due from Terex at March 31, 2017, and $501 due from Terex and $912 due from Manitex (total $1,413) at December 31, 2016.

Payables from affiliates includes $1,173 due to Terex and $139 due to Manitex (total $1,312) at March 31, 2017 and $2,275 due to Terex and $23 due to Manitex (total $2,298) at December 31, 2016.

Note 6. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs.  In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which amends, ASC 835-30, “Interest – Imputation of Interest”.  The ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit.  These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The Company adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 on a retrospective basis, by recasting all prior periods shown to reflect the effect of adoption. Unamortized costs related to securing our revolving line of credit will continue to be presented in Non-Current Assets on the accompanying Balance Sheets.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2017, for emerging growth companies, and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively.  The Company has adopted this guidance during the period ended March 31, 2017 on a prospective basis.  The adoption of this guidance did not have a significant impact on the operating results for the three months ended March 31, 2017.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2017, for emerging growth companies, with early adoption permitted. The Company has adopted the guidance for the period ended March 31, 2017.  The adoption of this guidance did not have an impact on the operating results for the period ended March 31, 2017.

Recent Accounting Pronouncements – Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”).  ASU 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies guidance related to identifying the performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which addresses narrow-scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition as well as providing a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU 2016-20 is intended to clarify and suggest improvements to the application of current standards under Topic 606 and other Topics amended by ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are effective for reporting periods beginning after December 15, 2018, for emerging growth companies, with early adoption permitted for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of this standard on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," (“ASU 2016-01”). The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2019, for emerging growth companies. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases.  The guidance for lessors is largely unchanged from current U.S. GAAP.  Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The effective date will be the first quarter of fiscal year 2020, for emerging growth companies, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230): Statement of Cash Flows” (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2018, for emerging growth companies. The Company is currently evaluating the impact that this standard will have its financial statements.

In December 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force,” which requires that amounts described as restricted cash or cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective in fiscal year 2020, for emerging growth companies, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact that this standard will have its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard will be effective beginning in the first quarter of fiscal year 2022, for emerging growth companies. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is to be applied prospectively. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

Note 7. Litigation and Contingencies

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, and employment litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract, with retained liability or deductibles. The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies.

The product liability case Knezek v. Terex Corp, et. al., went to trial and on November 10, 2016, the jury awarded the plaintiff damages payable by the Company in the amount of $109. The verdict was subject to appeal and on January 12, 2017 a settlement agreement of $225 was reached, which was paid in full during the period ended March 31, 2017.

The product liability case Jones v. Terex Corp, et. al., an agreement of $1,600 was reached in March 2017. The Company agreed to pay $200 within 14 days of full execution of settlement agreement, followed thereafter by monthly payments in the amount of $82 per month for 17 months. Settlement for $53 has been reached with co-plaintiff, Kerch, in June 2017.

Note 8. Supplemental Cash Flow Information

Interest and income taxes paid during the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016

Interest paid in cash	$681	$1,130

Income tax payments in cash	$—	$—

Note 9. Debt

Loan Facilities

On December 23, 2016, the Company completed a new unitranche credit agreement with PNC Bank, National Association (“PNC”), and White Oak Global Advisors, LLC (“White Oak”) to provide a $65,000, 5-year credit facility. This new facility replaces the Company’s previous revolving credit and term loan facilities with JPMorgan Chase Bank, N.A., and Garrison Loan Agency Services LLC. The new facility consists of a $35,000 revolving credit facility (which is subject to availability based primarily on eligible accounts receivable and eligible inventory), a Term Loan A facility of $8,500 and a Term Loan B facility of $21,500.  A total of $46,700 was drawn by the Company at closing of the credit agreement.

Revolving Loan Facility with PNC

On December 23, 2016, the Company entered into a $35,000 revolving loan facility with PNC as the administrative agent, which loan facility includes two sub-facilities: (i) a $2,000 letter of credit sub-facility, and (ii) a $3,500 swing loan sub-facility, each of which is fully reserved against availability under the revolving loan facility. The facility matures on December 23, 2021.

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) up to 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c) the lesser of (I) 95% of Eligible CAT Receivables, or $8,600 plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $15,000 less outstanding letters of credit and any reasonable reserves as established by the bank.  At March 31, 2017, the maximum the Company could borrow based on available collateral was capped at $17,494.

At March 31, 2017, the Company had drawn $13,959 under the $35,000 PNC Credit Agreement. The Company can opt to pay interest on the revolving credit facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The initial spread for domestic and LIBOR is fixed at 1.5% and 2.5%, respectively, until delivery of certain reporting documents with respect to the fiscal quarter ending March 31, 2017, at which point the spread for domestic rate will range from 1% to 1.5% and LIBOR spread from 2% to 2.5% depending on the average undrawn availability (as defined in the loan agreement).  Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending March 31, 2017 was 3.8%.  Additionally, the bank assesses a 0.375% unused line fee that is payable monthly.

Term Loan A with PNC

On December 23, 2016 the Company entered into an $8,500 term loan (“Term Loan A”) facility with PNC as the administrative agent.

At March 31, 2017, the Company had an outstanding balance of $8,500, less $86 debt issuance costs, for net debt of $8,414.  The Company can opt to pay interest on Term Loan A facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The initial spread for domestic and LIBOR rates are fixed at 2% and 3%, respectively, until delivery of certain reporting documents with respect to the fiscal quarter ending March 31, 2017, at which point the spread for domestic rate will range from 1% to 1.5% and LIBOR spread from 2% to 2.5% depending on the average undrawn availability (as defined in the loan agreement).  Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending March 31, 2017 was 4.0%.

The Company is obligated to make quarterly principal payments of $212 commencing on March 31, 2017. If the term loan is prepaid in full or in part prior to the maturity date, the Company will be required to pay a prepayment penalty.  If paid prior to December 23, 2017 the prepayment penalty will be equal to 1.0% of the prepayment.  The prepayment penalty percentage reduces each year towards the loan maturity date.  Any unpaid principal is due on maturity, which is December 23, 2021.   Interest is payable monthly beginning on December 31, 2016.

Term Loan B with White Oak

On December 23, 2016 the Company entered into a $21,500 term loan (“Term Loan B”) facility with White Oak as the administrative agent.

At March 31, 2017, the Company had an outstanding balance of $20,962, less $618 debt issuance costs, for net debt of $20,344. The interest rate is fixed at a LIBOR rate plus 10% until delivery of the same reporting documents referenced above. After delivery of the reporting documents, the Company will pay interest at the LIBOR rate plus a spread of either 9% or 10% depending on the leverage ratio, provided that at no time will the LIBOR rate be less than 1%. The interest rate for the year ended March 31, 2017 was 11%.

The Company is obligated to make quarterly principal payments of $538 commencing on March 31, 2017. If the term loan is prepaid in full or in part prior to the maturity date, the Company will be required to pay a prepayment penalty.  If paid prior to December 23, 2017 the prepayment penalty will be equal to 2.0% of the prepayment.  The prepayment penalty percentage reduces each year towards the loan maturity date.  Any unpaid principal is due on maturity, which is December 23, 2021.  Interest is payable monthly beginning on December 31, 2016.

Covenants

The Company’s indebtedness is collateralized by substantially all of the Company’s assets and the respective equity interests of the Company’s members. The facilities contain customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. The Company is also required to comply with certain financial covenants as defined in the Credit Agreement. The revolving credit facility and the term loans require the Company to maintain a Minimum Fixed Charge Coverage ratio of not less than 1.20 to 1.0.  Additionally, the term loans require the Company not exceed a Leverage Ratio of 5.00 to

1.00 which shall step down to 2.85 to 1.00 by March 31, 2021 and also limits capital expenditures to $1,300 in any fiscal year. The Company was in compliance with all covenants for the period ended March 31, 2017.

Note 10. Subsequent Events

Corporate Conversion and  Initial Public Offering

As described in Note 1. “Basis of Presentation,” on May 11, 2017, the Company converted from a Minnesota limited liability company to a Delaware corporation and changed its name from A.S.V., LLC to ASV Holdings, Inc.  In connection with this corporate conversion, the Company filed its Certificate of Incorporation with Secretary of State of the State of Delaware and the Bylaws of the Company became effective. Both the Certificate of Incorporation and the Bylaws were approved by Board of Managers and Member sof A.S.V., LLC prior to the corporate conversion. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 50,000 shares of common stock $0.001 par value per share and 5,000 shares of preferred stock, $0.001 par value per share. All references in the unaudited interim consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect the corporate conversion.

On May 17, 2017, the Company completed its underwritten IPO of 3,800 shares of the Company’s common stock, including 1,800 shares sold by the Company and 2,000 shares sold by Manitex, at a price to the public of $7.00 per share. After underwriting discounts and commissions and estimated offering expenses payable by the Company, the Company received net proceeds of $10,718 from the offering. The Company did not receive any proceeds from the sale of shares by Manitex.

On May 23, 2017, the underwriters exercised their over-allotment option in full by purchasing an additional 570 shares of the Company’s common stock from A.S.V. Holding, LLC, a subsidiary of Terex, at the IPO price of $7.00 per share, less underwriting discounts and commissions. The Company did not receive any proceeds from the sale of the shares by A.S.V. Holding, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the caption “Risk Factors,” in our prospectus dated May 12, 2017 (the “Prospectus”), filed with the Securities and Exchange Commission (“SEC”) on May 15, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) and elsewhere in the Quarterly Report on form 10-Q .

Cautionary Statement Regarding Non-GAAP Measures

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains references to “EBITDA” and “Adjusted EBITDA.” EBITDA is defined for the purposes of this Quarterly Report on Form 10-Q as net income or loss before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA less the gain or loss related to non-recurring events. Management believes that EBITDA and Adjusted EBITDA are useful supplemental measures of our operating performance and provide meaningful measures of overall corporate performance exclusive of our capital structure and the method and timing of expenditures associated with building and placing our products. EBITDA is also presented because management believes that it is frequently used by investment analysts, investors and other interested parties as a measure of financial performance. Adjusted EBITDA is also presented because management believes that it provides a measure of our recurring core business.

However, EBITDA and Adjusted EBITDA are not recognized earnings measures under generally accepted accounting principles of the United States (“U.S. GAAP”) and do not have a standardized meaning prescribed by U.S. GAAP. Therefore, EBITDA and Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that EBITDA and Adjusted EBITDA should not be construed as alternatives to net income or loss or other income statement data (which are determined in accordance with U.S. GAAP) as an indicator of our performance or as a measure of liquidity and cash flows. Management’s method of calculating EBITDA and Adjusted EBITDA may differ materially from the method used by other companies and accordingly, may not be comparable to similarly titled measures used by other companies.

Overview

We design and manufacture a broad range of high quality compact track loader (“CTL”) and skid steer loader (“SSL”) equipment, marketed through a distribution network in North America, Australia and New Zealand under the ASV and Terex brands. We also serve as a private label original equipment manufacturer for several manufacturers.  Our products are used principally in the construction, agricultural and forestry industries. As a full service manufacturer, we provide pre- and post-sale dealer support, after-sale technical support and replacement parts supplied from our dedicated logistics center. We also supply a limited version of our assembled undercarriage sets that exclude the suspension to Caterpillar for three versions of Caterpillar’s multi-terrain CTL machines marketed under the CAT brand under a supply contract with Caterpillar.

Background:

A.S.V., Inc. was founded in 1983 and launched its first CTL machine in 1990. It launched as a public company on NASDAQ in 1984 and operated as a public company until it was acquired by Terex on March 3, 2008. In December 2014, Manitex purchased 51% of ASV from Terex pursuant to a joint venture arrangement with Terex (the “Joint Venture”). The terms of the Joint Venture and objectives of ASV management included the following:

•	We agreed to operate as a private label original equipment manufacturer of ASV products under the Terex brand name, and Terex agreed to market the ASV products through the Terex distribution network.
•

We were permitted to re-launch the ASV brand and establish an independent ASV North American dealer network managed directly by dedicated ASV regional account sales managers. Our independent dealers would be located in areas where Terex had no presence and would therefore be complementary to the Terex network. Terex would provide marketing and product line management resources to support the ASV brand.

•	We agreed to directly manage our master distributor and overseas dealers in Australia and New Zealand, and national accounts such as Caterpillar.
•	Terex agreed to support ASV’s efforts to penetrate large rental equipment dealers by utilizing the wider Terex group dealer relationships.
•

We would continue to convert our ASV products to the Environmental Protection Agency’s (“EPA”) Tier 4 Final emissions standard, which are a set of emissions requirements established by the EPA to reduce emissions of particulate matter, oxides of nitrogen and air toxics from certain types of engines.

Since the inception of the Joint Venture in December 2014, we have achieved the following:

•

Beginning in the second quarter of 2015, we re-launched the ASV brand with a new logo and newly designed product range of four CTLs and four SSL machines. As of December 31, 2016 we are marketing 12 CTL and SSL products under the ASV brand.

•

Our own sales organization, with a National Sales Manager, North America, seven ASV sales account managers and 99 North American ASV dealers with 156 locations in 42 U.S. states and four Canadian provinces.

•

We have grown the ASV distribution network while seeing a decline in activity from dealers in the Terex network. During 2016, 71% of our machine sales were made through our distribution network while 29% of our machine sales were made through Terex dealers. For the three months ended March 31, 2017, 95% of our machine sales were sold through our network.

On May 11, 2017, we converted from a Minnesota limited liability company into a Delaware corporation and changed our name from A.S.V., LLC to ASV Holdings, Inc., which we refer to herein as the “LLC Conversion”. In conjunction with the LLC Conversion,

•

all of our outstanding units converted into shares of our common stock, based on the relative ownership interests of our pre-IPO equity holders as set forth in the A.S.V., LLC limited liability company agreement;

•	we adopted and filed a certificate of incorporation and certificate of conversion with the State of Delaware; and
•

we adopted and filed a plan of conversion and articles of conversion with the State of Minnesota. For more information on the LLC Conversion, see the discussion under “Certain Relationships and Related Party Transactions—LLC Conversion” in our Prospectus dated May 12, 2017.

Business Outlook

A number of economic indicators that we believe are relevant to our industry and products have been trending favorably in 2017 and are forecasted to continue in a positive direction. A primary driver of demand for our CTL and SSL products is the United States housing market, where the level of new housing starts continues to be below pre-2007 levels. Since 2009, according to the U.S. Census Bureau, new housing starts have incrementally increased to a seasonally adjusted annual rate of 1.2 million units in April 2017 from approximately 0.5 million in October 2009.  This April 2017 rate is 0.7% above the April 2016 rate.

Construction spending in the United States is also experiencing growth. The U.S. Census Bureau reported in April 2017 that total construction spending during March 2017 was estimated at a seasonally adjusted annual rate of 1.2 trillion, 3.6% above the March 2016 estimate.

The economies of the markets to which we sell our products have for the past few years operated with interest rates at historically low levels. Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures which in turn affects sales of our products that serve these activities. Interest rate changes also affect the ability of dealers to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. In the United States, during 2016 and early 2017, the Federal Reserve began increasing interest rates from their historically low levels. Increases in interest rates could negatively impact our sales and create supply chain inefficiencies.

Factors Affecting Revenues and Gross Profit

We derive most of our revenue from purchase orders from dealers and distributors. The demand for our products depends upon the general economic conditions of the markets in which we compete, residential housing starts, general construction activity and upon dealer and end-user replacement or repair cycles. Adverse economic conditions may cause dealers or end-users to forego or postpone new purchases in favor of repairing existing machinery. In addition to the United States, we sell to dealers in Canada, Australia and New Zealand. All of our sales are denominated in U.S. dollars. The strengthening of the U.S. dollar against these other currencies may have a negative impact on sales volume and sales prices to dealers outside of the United States.

Factors that affect gross profit include product mix, production levels and cost of raw materials. Margins tend to increase when sales are skewed towards larger, tracked machines and replacement parts. As a consequence, gross profit margins can vary from period to period. Replacement parts generally command higher margins than product sales.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

For the three months ended March 31, 2017, the Company had a net income of $0.2 million compared to a net loss of $0.3 million for the period ended March 31, 2016.

For the three months ended March 31, 2017,  net income of $0.2 million consisted of revenue of $28.0 million, cost of sales of $23.7 million, research and development costs of $0.5 million, SG&A expenses of $2.7 million, and interest expense of $0.9 million.

For the three months ended March 31, 2016, the net loss of $0.3 million consisted of revenue of $28.5 million, cost of sales of $24.4 million, research and development costs of $0.6 million, SG&A expenses of $2.5 million, and interest expense of $1.3 million.

Net Sales: For the three months ended March 31, 2017, net sales was $28.0 million, a decrease of approximately $0.5 million or 1.8% from net sales of $28.5 million for the same period in 2016.  The decrease in net sales is attributable to a $2.4 million reduction in sales of undercarriages and parts to Caterpillar.  The decrease in sales to Caterpillar has been driven by a slowdown in the Caterpillar production volumes of multi-terrain track loaders that use our undercarriage, resulting from lower sales by CAT to its dealers. These decreases were offset by an increase of $1.9 million in machine sales.  Sales of machines through Terex distribution channels were 5.2% of total revenues from sales of machines, compared to 48.1% during the three months ended March 31, 2016.  Growth in revenues from sales of machines through the ASV North American distribution channels was 93% compared to the three months ended March 31, 2016.

The quantity of machine units sold were essentially flat period over period, but an improved machine mix of larger higher revenue machines and pricing due to increased volumes through our own distribution resulted in an increase in machine revenues of 11.6% or $1.9 million from prior period. This was due to reduced volume of Terex branded equipment, down 42.9% period over period, and lower sales of OEM machines.

Sales of ASV brand machines increased 93% period over period, offsetting 42.9% of the decline in sales of Terex branded product. For the three months ended March 31, 2017, sales of machines through ASV-managed distribution network increased to 94.8% of machine sales, compared to 51.9% in the prior year. Our continued focus is on increasing the independent ASV dealer network. Twenty-three North America dealer locations were added in the first quarter of 2017.

Parts and other sales for the three months ended March 31, 2017 decreased $2.4 million compared to the same period in 2016.  The primary factor of the decrease was the reduction in sales of undercarriages and parts to Caterpillar.  The decrease in sales to Caterpillar has been driven by a slowdown in the Caterpillar production volumes of multi-terrain track loaders that use our undercarriage, resulting from lower sales by CAT to its dealers.

Gross Profit: For the three months ended March 31, 2017, our gross profit was $4.4 million or 15.6% of net sales compared to $4.1 million or 14.4% of net sales for the same period in 2016. The gross profit percent improvement resulted from pricing increases and favorable machine model mix and the benefit of reduced costs of sales from cost reduction and efficiency actions, such as favorable purchase price variances and warranty costs.

Research and Development: Research and development expense was $0.5 million or 1.9% of net sales for the three months ended March 31, 2017, compared to $0.6 million or 2.1% of net sales for the same period in 2016. The decrease of $0.1 million is attributed to less expenditures related to the launch of new product designs for the ASV brand in connection with the implementation of Tier 4 emissions standards during the period.

Selling, general and administrative expense: SG&A expense for the three months ended March 31, 2017 was $2.7 million or 9.7% of net sales, compared to $2.5 million, or 8.7% of net sales, for the comparable period in 2016, an increase of approximately $0.2 million or 9.2%, respectively. Excluding costs relating to the Joint Venture of $0.2 million of machine selling expenses paid to Terex that were incurred in the three month period ended March 31, 2016, the net year-over-year increase in SG&A expense was $0.4 million. The main contributing factors to the increase were (i) a $0.1 million increase from costs associated with the 2017 ConExpo trade show,(ii) an approximately $0.2 million favorable adjustment to the accrual for product liability expenses (partially offset by $0.1 million in associated legal expenses), due to the settlement of a product liability claim lower than the accrued cost, (iii) a $0.1 million increase from costs associated with stock compensation and transaction related comp costs, and (iv) a $0.4 million increase in selling and administrative costs relating to adding a dedicated ASV sales team, advertising, and marketing of the ASV brand and performance compensation and commissions.

Operating Income: For the three months ended March 31, 2017, our operating income was $1.1 million or 4.0% of net sales, compared to $1.0 million or 3.6% of net sales for the same period in 2016. Operating income increased due to the lower cost of sales and operating expenses explained above more than offsetting the decrease in sales.

Interest expense: Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2017, was $0.9 million compared to $1.3 million for the same period in 2016, principally due to lower borrowings on our debt facilities and improved rates, a result of refinancing our debt in December of 2016.

Net income (loss): For the three months ended March 31, 2017, our net income was $0.2 million compared to a net loss of $0.3 million for the same period in 2016, an increase of $0.5 million and is attributable to the items discussed above.

EBITDA and Adjusted EBITDA:

EBITDA totaled $2.3 million or 8.3% of net sales for the three months ended March 31, 2017 compared to $2.3 million or 7.9% of net sales for the same period in 2016. The change in EBITDA for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted from increased net income of $0.4 million and reduced interest charges of $0.4 million.

Adjusted EBITDA totaled $2.4 million or 8.5% of net sales for the three months ended March 31, 2017 compared to $2.3 million or 7.9% of net sales for the same period in 2016. Adjusted EBITDA for the three months ended March 31, 2017 includes an increase of $0.1 million for ConExpo costs, a decrease of $0.2 million relating to a revision to the accrual for legal proceeding expenses for the period as described above and $0.1 million increase in stock compensation and transaction related compensation costs.

The table below sets forth a reconciliation of Net Income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2017 and 2016 (in millions of dollars):

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$0.2	$(0.3)
Interest Expense	0.9	1.3
Depreciation & Amortization	1.2	1.2
EBITDA (1)	$2.3	$2.3
% of Sales	8.3%	7.9%
EBITDA	$2.3	$2.3
Costs of ConExpo trade show (2)	0.1	-
Revision to accrual for legal proceeding expenses less legal costs (3)	$(0.2)	-
Stock compensation and transaction related compensation costs (4)	0.1	-
Adjusted EBITDA (5)	$2.4	$2.3
Adjusted EBITDA as % of net revenues	8.5%	7.9%

(1)

EBITDA is defined as income or loss before interest, income taxes, depreciation and amortization. EBITDA is not a recognized measure under U.S. GAAP and does not have a standardized meaning prescribed by U.S. GAAP. Therefore, EBITDA may not be comparable to similar measures presented by other companies. The table above reconciles net income to EBITDA. See “—Cautionary Statements Regarding Non-GAAP Measures” for further information regarding EBITDA.

(2)

Costs associated with the 2017 ConExpo trade show.  The ConExpo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 130,000 professionals from around the world attended the show.

(3)

Revision to accrual for legal proceeding expenses is included in Adjusted EBITDA since it is an adjustment in the period to an accrual established at the formation of the Joint Venture and is not representative of the operating activity in the reported period. This adjustment was due to the settlement of a legal claim lower than the accrued cost.

(4)	Stock compensation and transaction related compensation costs.
(5)

Adjusted EBITDA is defined as EBITDA less the gain or loss related to non-recurring events. Adjusted EBITDA is not a recognized measure under U.S. GAAP and does not have a standardized meaning prescribed by U.S. GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other companies. The table above reconciles EBITDA to Adjusted EBITDA. See “—Cautionary Statements Regarding Non-GAAP Measures” for further information regarding EBITDA.

Liquidity and Capital Resources

Since December 2014, we have funded our business activities by utilizing a revolving credit facility, a term loan for financing, cash generated from operations and an equity contribution by Manitex and Terex in the first quarter of 2016. On December 23, 2016, the Company completed a new unitranche credit agreement with PNC, and White Oak to provide a $65,000, 5-year credit facility. This new facility replaces the Company’s previous revolving credit and term loan facilities with JPMorgan Chase Bank, N.A., and Garrison Loan Agency Services LLC. The new facility consists of a $35,000 revolving credit facility (which is subject to availability based primarily on eligible accounts receivable and eligible inventory), a Term Loan A facility of $8,500 and a Term Loan B facility of $21,500.  A total of $46,700 was drawn by the Company at closing of the credit agreement. For more information, see Note 9 to the unaudited condensed financial statements above.

We use our capital resources to:

•	fund operating costs;

•	fund capital requirements, including capital expenditures;

•	make debt and interest payments; and

•	invest in new ventures.

We need cash to meet our working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. We intend to use cash flows from operations and existing availability under the current revolving credit facilities to fund anticipated levels of operations for the next twelve months. As our availability under our credit lines is limited, it is important that we manage our working capital. We may need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

Cash Flows

Three Months Ended March 31, 2017

Operating activities generated $1.1 million of cash for the three months ended March 31, 2017, comprised of a net income of $0.2 million, non-cash items that totaled $1.4 million and changes in assets and liabilities, which consumed $0.5 million. The principal non-cash items are depreciation and amortization of $1.2 million, share-based compensation of $.04 million, amortization of deferred finance cost of $0.06 million, loss on sale of fixed assets of $0.04 million and an increase in allowance for doubtful accounts of $0.001 million.

The change in assets and liabilities consumed $0.5 million. The changes in assets and liabilities had the following impact on cash flows: Accounts receivable consumed $1.4 million, trade receivables/payables from affiliates generated $0.3 million, inventory generated $2.4 million, prepaid expenses consumed $0.4 million, trade accounts payable consumed $0.4 million, accrued expenses consumed $1.3 million and other long-term liabilities generated $0.4 million. The increase in accounts receivable is principally due to increased sales. Days sales outstanding at March 31, 2017 were 42 days, compared to 63 days December 31, 2016. The decrease in inventory relates to material on hand at the end of the period of December 31, 2016 for product to be manufactured for international shipments in the first quarter of 2017, together with a $1.0 million decrease in finished product. The $1.3 million reduction in accrued expenses related principally to $1.0 million for product liability and $0.1 million for reduced legal accrual and $0.1 million of accrued interest. The decrease in trade accounts payable relates to a reduction of twenty-one days in days payable outstanding at March 31, 2017 compared to December 31, 2016. The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the three months ended March 31, 2017 generated $0.5 million of cash. We used $0.04 million of cash to purchase machinery and equipment, principally related to tooling for Tier IV and information technology systems upgrades. We generated $0.5 million of cash collateral held in escrow under our credit facility.

Financing activities consumed $2.2 million in cash for the three months ended March 31, 2017. We used $0.5 million of cash for principal payments on debt, consumed $0.009 million on debt issuance costs, and repaid $1.7 million on our existing revolving credit facility.

Three Months Ended March 31, 2016

Operating activities consumed $4.6 million of cash for the three months ended March 31, 2016 comprised of a net loss of $0.3 million, non-cash items that totaled $1.3 million and changes in assets and liabilities, which consumed $5.6 million. The principal non-cash items are depreciation and amortization of $1.2 million, amortization of deferred finance cost of $0.1 million, loss on sale of fixed assets of $0.02 million and an increase in allowance for doubtful accounts of $0.02 million.

The change in assets and liabilities consumed $5.6 million. The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $3.8 million, trade receivables/payables from affiliates consumed $0.5 million, inventory consumed $0.7 million, prepaid expenses consumed $0.4 million, accounts payable generated $0.2 million, accrued expenses consumed $0.4 million, and other long-term liabilities consumed $0.06 million.

Investing activities for the three months ended March 31, 2016 consumed $0.1 million of cash representing the purchase of machinery and equipment.

Financing activities provided $4.7 million in cash for the three months ended March 31, 2016. Cash was generated by increased borrowing under the revolving credit facilities of $4.3 million and additional member’s equity contribution of $5.0 million.  Other financing activities consumed $4.6 million, which related to term debt principal repayments of $4.5 million and $0.1 million of debt issuance costs.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Summary of Significant Accounting Policies” in our Prospectus dated May 12, 2017.

Off-Balance Sheet Arrangements

At March 31, 2017 we had $0.3 million of standby letters of credit outstanding. PNC Bank has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under our workers’ compensation insurance policies. PNC has also issued standby letters of credit of $0.1 million relating to subsidies for retail and wholesale financing for equipment sales to dealers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks that exist as part of our ongoing business operations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the PNC prime rate and LIBOR. At March 31, 2017, we had approximately $43.4 million of variable interest debt with average weighted average interest rate of approximately 7.36%. An increase of 1% in our average floating interest rates at March 31, 2017 would increase interest expense by approximately $0.42 million.

Commodities Risk

We purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major part of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. Changes in input costs did not have a significant effect on our operating performance in 2016 or the three months ended March 31, 2017. During 2016 and during the three months ended March 31, 2017, raw materials and component were generally available to meet our production schedules and had no significant impact on our revenues.

In the absence of labor strikes or other unusual circumstances, the materials and components used in our products are normally available from multiple suppliers. However, some of the components may not be easily interchanged with components from alternative suppliers and have been designed into our products. We evaluate current and potential suppliers on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. The inability of suppliers to deliver materials and components promptly could result in production delays and increased costs to manufacture our products. To mitigate the impact of these risks we continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the  Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings, including the proceeding before the National Labor Relations Board described in “Risk Factors – Risks Related to Our Business” in our Prospectus dated May 12, 2017. We are also involved in products liability and workers’ compensation matters which have arisen in the normal course of our business operations. We are covered under Manitex insurance policies with various deductibles to protect against claims with respect to such matters and we intend to purchase similar policies prior to or upon the consummation of this offering.

Since December 19, 2014, we are covered under Manitex workers’ compensation insurance policies with a $0.25 million per claim deductible. The workers’ compensation policies have aggregate retention limits of $1.9 million and $1.6 million for 2015 and 2016, respectively. Workers’ compensation claims related accidents before December 19, 2014 are not covered by insurance.

When the Joint Venture was formed on December 19, 2014, we assumed the products liability and workers’ compensation liabilities that existed at that date. Products liability claims with occurrence dates prior to December 19, 2014 will continue to be covered under Terex’s insurance policies. Those policies, however, have a $4.0 million self-insurance retention limit. Since December 19, 2014, we have been covered under a claims made products liability insurance policy in our name with a $0.5 million per claim self-insurance retention per claim and aggregate limit of $3.5 million The policy covers any claim where the occurrence date is between January 1, 2010 and December 18, 2014 and has an unlimited future reporting period. This policy, however, does not cover claims that existed at December 19, 2014. Beginning on December 19, 2014, Manitex also maintains an occurrence based products liability policy with a $0.5 million per claim self-insurance retention limit.

On May 11, 2017, the Company obtained insurance coverage for product liability exposures, as well as for certain exposures related to general, workers’ compensation, automobile liability and catastrophic losses as well as those risks required to be insured by law or contract.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Prospectus dated May 12, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering of Common Stock

On May 17, 2017, the Company completed its underwritten initial public offering of 3,800,000 shares of common stock, including 1,800,000 shares sold by the Company and 2,000,000 shares sold by Manitex International, Inc. (“Manitex”), at a price to the public of $7.00 per share. On May 23, 2017, the underwriters exercised their over-allotment option in full to purchase an additional 570,000 shares of the Company’s common stock from A.S.V. Holding, LLC, a subsidiary of Terex Corporation (“Terex”), at the IPO price of $7.00 per share.  The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-216912), which was declared effective by the SEC on May 11, 2017 (the “Registration Statement”). The offering commenced on May 12, 2017 and did not terminate before all of the shares that were registered in the Registration Statement were sold. Roth Capital Partners acted as sole book-running manager and representative of the underwriters in the offering.

The aggregate offering price for the shares sold in the offering was approximately $30.6 million. The Company did not receive any proceeds from the sale of shares by Manitex or A.S.V. Holding, LLC. The Company received net proceeds of approximately $10.41 million from the offering, after deducting underwriting discounts and commissions of approximately $0.88 million and offering expenses of approximately $1.31 million. No payments for the foregoing expenses were made by the Company to any of its officers, directors or persons owning ten percent or more of its common stock, or to the associates of any of the foregoing, or to its affiliates, other than payments in the ordinary course of business to the Company’s officers for salaries and bonuses.

There has been no material change in the planned use of proceeds as described in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 15, 2017.  Under its credit agreement, the Company was required to use 40% of the net proceeds from the IPO to pay down amounts outstanding under its term loans. In addition to the amount required to be used for repayment $4.16 million, the Company repaid additional indebtedness under its credit agreement in the aggregate amount of $6.25 million, for a total of $10.41 million of debt repayments.  In aggregate, the Company repaid its indebtedness as follows:

•	approximately $8.29 million under our PNC Term Loan A facility which had an interest rate of 4.0% as of March 31, 2017;

•	approximately $1.50 million under our White Oak Term Loan B facility which had an interest rate of 11.0% as of March 31, 2017; and
•	approximately $0.62 million under our PNC revolving credit facility which had an interest rate of 3.8% as of March 31, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASV Holdings, Inc.

Date: June 22, 2017	By:	/s/ Andrew M. Rooke
Andrew M. Rooke
Chief Executive Officer (Principal Executive Officer)

Date: June 22, 2017	By:	/s/ Melissa K. How
Melissa K. How
CFO and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.