Form 10-Q
period 2017-06-30
ASV HOLDINGS, INC.
filed 2017-08-09
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the registrant had 9,800,000 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ASV Holdings, Inc.

Condensed Balance Sheets

(In thousands, except par value)

	June 30,	December 31,
	2017	2016
	Unaudited	Unaudited
ASSETS
CURRENT ASSETS
Cash	$5	$572
Cash - restricted	—	535
Trade receivables, net	17,799	13,603
Receivables from affiliates	92	1,413
Inventory	24,777	30,896
Prepaid expenses and other	824	537
Total current assets	43,497	47,556

NON-CURRENT ASSETS
Property, plant and equipment, net	14,488	15,402
Intangible assets, net	24,551	25,824
Goodwill	30,579	30,579
Deferred financing costs - revolving loan facility	336	371
Deferred tax asset	926	-
Total assets	$114,377	$119,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable - current portion	$2,150	$3,000
Trade accounts payable	12,867	11,976
Payables to affiliates	1,504	2,298
Accrued compensation and benefits	1,077	1,073
Accrued warranties	1,866	1,870
Accrued product liability- short term	887	2,125
Accrued other	1,120	1,312
Income taxes payable	296	—
Total current liabilities	21,767	23,654

NON-CURRENT LIABILITIES
Revolving loan facility	9,417	15,605
Note payable - long term, net	16,190	26,265
Accrued product liability- long term	321	—
Other long term liabilities	723	773
Total liabilities	48,418	66,297

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000 authorized, none outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 50,000 authorized, 9,800 and 8,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10	-
Additional paid-in capital	65,317	54,787
Retained earnings (accumulated deficit)	632	(1,352)
Total Stockholders' Equity	65,959	53,435

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,377	$119,732

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Income

(In thousands, except par value and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	Unaudited	Unaudited	Unaudited	Unaudited
Net sales	$34,240	$27,271	$62,250	$55,741

Cost of goods sold	28,940	22,537	52,590	46,902

Gross profit	5,300	4,734	9,660	8,839

Research and development costs	521	453	1,058	1,045
Selling, general and administrative expense	2,770	2,224	5,483	4,710

Operating income	2,009	2,057	3,119	3,084

Other income (expense)
Interest expense	(887)	(1,283)	(1,765)	(2,557)
Other income (expense)	1	(4)	1	(16)

Total other expense	(886)	(1,287)	(1,764)	(2,573)

Income before taxes	1,123	770	1,355	511

Income tax benefit	(629)	-	(629)	-

Net income	$1,752	$770	$1,984	$511

Earnings per share:
Basic net income per share	$0.20	$0.10	$0.24	$0.06
Diluted net income per share	$0.20	$0.10	$0.24	$0.06

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	8,870	8,000	8,435	8,000
Diluted weighted average common shares outstanding	8,870	8,000	8,435	8,000

Pro forma (C corporation basis):
Pro forma tax expense	$404	$277	$488	$184
Pro forma net income	$719	$493	$867	$327

Pro forma earnings per share:
Basic net income per share	$0.08	$0.06	$0.10	$0.04
Diluted net income per share	$0.08	$0.06	$0.10	$0.04

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Cash Flows

(In thousands)

	For the Six Months Ended June 30,
	2017	2016
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net income	$1,984	$511
Adjustments to reconcile to net income to net cash
provided by operating activities:
Depreciation	1,161	1,022
Amortization	1,273	1,273
Share-based compensation	135	—
Deferred income tax (benefit)	(926)	—
Loss on sale of fixed assets	46	17
Amortization of deferred finance cost	112	290
Loss on debt extinguishment	83	—
Bad debt expense	1	44
Inventory reserves	293	107
Changes in operating assets and liabilities
Trade receivables	(4,197)	35
Net trade receivables/payables from affiliates	527	(590)
Inventory	5,715	(882)
Prepaid expenses	(287)	(210)
Trade accounts payable	891	(815)
Accrued expenses	(1,431)	(377)
Tax payable	297	—
Other long-term liabilities	271	(49)

Net cash provided by operating activities	5,948	376

INVESTING ACTIVITIES
Decrease in restricted cash	535	—
Purchase of property and equipment	(182)	(202)

Net cash provided by (used in) investing activities	353	(202)

FINANCING ACTIVITIES
Principal payments on term debt	(1,288)	(5,000)
Debt issuance costs incurred	(9)	(108)
Members equity contribution	—	5,000
Proceeds from issuance of common stock, net of offering costs	10,405	—
Net payments on debt	(10,405)	—
Net payments on revolving credit facilities	(5,571)	(65)

Net cash used in financing activities	(6,868)	(173)

NET CHANGE IN CASH	(567)	1

Cash at beginning of period	572	3

Cash at end of period	$5	$4

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

On May 17, 2017, the Company completed its underwritten initial public offering (“IPO”) of 3,800 shares of the Company’s common stock, including 1,800 shares sold by the Company and 2,000 shares sold by Manitex International, Inc. (“Manitex”), at a price to the public$7.00 per share.  After underwriting discounts and commissions and offering expenses payable by the Company, the Company received net proceeds of $10,405 from the offering. The Company did not receive any proceeds from the sale of shares by Manitex.

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

The unaudited financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016. Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require the Company to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. The Company evaluates estimates used in preparation of the accompanying financial statements on a continual basis. There have been no significant changes to the critical accounting policies described in Note 2, “Summary of Significant Accounting Policies” to the audited financial statements for the year ended December 31, 2016 included in the Prospectus dated May 12, 2017.

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

The balance of the allowance for doubtful accounts was $65 and $63 at June 30, 2017 and December 31, 2016, respectively.

Revenue Recognition

Revenue and related costs are recorded when title and risk of loss passes to dealers and OEM customers. The Company’s typical terms are FOB shipping point and Ex-Works, which results in revenue being recognized and invoicing of dealers and OEM customers upon shipment from the Company’s facilities and when the Company’s products are picked up from the Company’s facilities, respectively.

The Company’s policy requires in all instances certain minimum criteria be met in order to recognize revenue, specifically:

•	Persuasive evidence that an arrangement exists;

•	The price to the buyer is fixed or determinable;

•	Collectability is reasonably assured; and

•	No significant obligations remain for future performance.

In addition, the Company’s policies regarding discounts, returns, post shipment obligations, customer acceptance, credits, rebates and protection or similar privileges are as follows:

•	Revenue is recognized consistently across all customers.

•

Sales discounts are deducted from the revenue immediately as part of the final sales invoice to dealers and OEM customers. Occasional discounts for prompt cash payment are provided to dealers and OEM customers, which are deducted from the cash payment. A reserve is established for future cash discounts based upon historical experience with dealers and OEM customers.

•	Sales are final and there is no return period allowed.

•	The Company has no post shipment obligations outside of warranty assurance, which is included in the sales price.

•	Customer acceptance occurs by confirmation of the sales quote provided, which describes the terms and conditions of the sale.

•	Any credits are determined based on investigation of specific customer concerns. Credits that may be issued are recognized in the period in which they are approved.

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

Defined Benefit Plan

The Company sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”) for a former senior executive. The SERP is unfunded. The Company accounts for this plan pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC 710”), “Compensation – General.” This guidance requires balance sheet recognition of the overfunded or underfunded status of the defined benefit plan. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting guidance must be recognized in the Statement of Operations. The defined benefit obligation for this plan as of June 30, 2017 is $787, of which, $64 and $723 is reflected in “Accrued Other” and “Other Long-Term Liabilities”, respectively, on the balance sheet.  The balance at December 31, 2016 was $837, of which, $64 and $773 was reflected in the “Accrued Other” and “Other Long-Term Liabilities”, respectively.  The Company expects to make annual benefit payments of $64 per year over the next five years.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs are incurred in the development of new products or significant improvements to existing products.

Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended June 30, 2017, the Company recorded an income tax benefit of $(629), which consists of a federal and state income tax provision of $297 offset by a discrete income tax benefit of $(926) in connection with the recognition of a deferred tax asset related to a change in tax status with the conversion from a Minnesota limited liability company to a Delaware corporation on May 11, 2017.

Prior to May 11, 2017, the Company was taxed as partnership.  As such, the Company was not a tax paying entity and not subject to federal and state income tax purposes.  The income or loss of the Company was passed through to its members and their share was reported on their respective tax returns.

At June 30, 2017, the Company did not have any uncertain tax positions.  The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the accompanying Statement of Income.

Concentrations of Business and Credit Risk

Caterpillar Inc., an OEM customer, and CEG Distributions PTY Ltd., the Company’sAustralian master distributor, accounted for 32% and 28% of the Company’s Net Sales for the three months ended June 30, 2017 and 2016, respectively, as well as 62% of the Company’s Accounts Receivable at June 30, 2017. Caterpillar Inc. and CEG Distributions PTY Ltd accounted for 30% and 32% of the Company’s Net Sales for the six months ended June 30, 2017 and 2016, respectively, as well as 64% of the Company’s Accounts Receivable at December 31, 2016.

Sales by major customer consisted of the following:

	Three months ended June 30,		Three months ended June 30,
	2017		2016
	Percent		Percent
	of Total	Amount	of Total	Amount
Caterpillar	20%	$7,015	18%	$4,792
CEG Distributions PTY Ltd.	12%	3,973	10%	2,668
Other	68%	23,252	72%	19,811

Total	100%	$34,240	100%	$27,271

	Six months ended June 30,		Six months ended June 30,
	2017		2016
	Percent		Percent
	of Total	Amount	of Total	Amount

Caterpillar	19%	$11,554	21%	$12,019
CEG Distributions PTY Ltd.	11%	6,887	10%	5,407
Other	70%	43,809	69%	38,315

Total	100%	$62,250	100%	$55,741

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

Revenue by geographic area consisted of the following for three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	Percent		Percent		Percent		Percent
	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount
United States	72%	$24,757	77%	$21,160	72%	$45,059	81%	$45,280
Australia	16%	5,351	10%	2,668	17%	10,578	10%	5,405
Other	12%	4,133	13%	3,443	11%	6,614	9%	5,056

Total	100%	$34,240	100%	$27,271	100%	$62,250	100%	$55,741

Note 3. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. The company records excess and obsolete inventory reserves.  The estimated reserve is based on specific identification of excess or obsolete inventories.

Inventory consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials and supplies	$14,159	$18,920
Work in process	90	165
Finished equipment and replacement parts	10,949	12,105

	25,198	31,190
Less: Reserves for excess and obsolete	(421)	(294)

	$24,777	$30,896

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

There are three fundamental methods applied to value intangible assets outlined in FASB ASC 820, “Fair Value Measurement.” These methods include the Cost Approach, the Market Approach, and the Income Approach. Each of these valuation approaches were considered in the Company’s estimation of value.

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

Intangible assets, net comprised the following as of June 30, 2017:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(2,026)	$5,974
Tradename and trademarks	25	7,000	(709)	6,291
Customer relationships	11	16,000	(3,714)	12,286

	12	$31,000	$(6,449)	$24,551

Intangible assets, net comprised the following as of December 31, 2016:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
.	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(1,627)	$6,373
Tradename and trademarks	25	7,000	(568)	6,432
Customer relationships	11	16,000	(2,981)	13,019

	12	$31,000	$(5,176)	$25,824

Amortization of other intangible assets for the six months ended June 30, 2017 and 2016 was $1,273 and $1,273, respectively.

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

Note 5. Related Party Transactions

Effective December 19, 2014, the Company entered into a Distribution and Cross Marketing Agreement with Terex that sets forth the terms under which ASV will manufacture and sell ASV Products, certain services Terex will provide in assisting in the sales and marketing of ASV products and the costs to be paid by ASV in exchange for such services. The agreement defines dealers and territories and customers that Terex shall have the exclusive right on behalf of ASV to market and sell Terex branded ASV products. The agreement defines the compensation to Terex for its machine sales selling expense, part sales selling expense and general and administrative costs associated with such sales. In addition, for the provision of marketing services by Terex, ASV shall pay an annual fee of $250, subject to annual escalation of 3% plus 0.2% of net incremental sales. Unless terminated, the term of the agreement is five years, and the parties may agree to renew for additional one year terms. ASV expensed $296 and $465 for services for the three months and $592 and $980 for the six months ended June 30, 2017 and 2016, respectively.

Effective December 19, 2014, the Company entered into a Services Agreement with Terex that sets forth the terms under which Terex will provide certain services to ASV and ASV will retain access to certain services provided by Terex and the compensation related thereto. The scope of the agreement covers amongst other items, temporary transition services arising from the transfer of majority ownership to Manitex, third party logistics services for parts fulfillment, warranty and field service and Information Technology services for both transitional and ongoing services. Unless terminated, the term of the agreement is specific to each service provided, and the parties may agree to renew for additional one year terms. ASV expensed $337 and $315 for services provided for the three months and $690 and $649 for the six months ended June 30, 2017 and 2016, respectively.

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

Included in the Company’s Statements of Income are sales to Terex of $48 and $404  for the three months and $179 and $1,270 for the six months ended June 30, 2017 and 2016, respectively.  Also included are sales to Manitex of $33 and $1,085 for the three months and $24 and $1,145 for the six months ended June 30, 2017 and 2016, respectively.   The Company recorded purchases from Terex of $1,573 and $1,823 for the three months and $3,705 and $3,915 for the six months ended June 30, 2017 and 2016, respectively.  The Company also recorded charges for insurance and employee benefit costs from Manitex of $618 and $392 for the three months and $1,586 and $1,086 for the six months ended June 30, 2017 and 2016, respectively.

Receivables from affiliates include $45 due from Terex and $47 due from Manitex (total $92) at June 30, 2017, and $501 due from Terex and $912 due from Manitex (total $1,413) at December 31, 2016.

Payables from affiliates includes $1,327 due to Terex and $177 due to Manitex (total $1,504) at June 30, 2017 and $2,275 due to Terex and $23 due to Manitex (total $2,298) at December 31, 2016.

Note 6. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs.  In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which amends, ASC 835-30, “Interest – Imputation of Interest”.  ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit.  These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The Company adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 on a retrospective basis, by recasting all prior periods shown to reflect the effect of adoption. Unamortized costs related to securing our revolving line of credit will continue to be presented in Non-Current Assets on the accompanying Balance Sheets.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2017, for emerging growth companies, and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively.  The Company has adopted this guidance during the period ended March 31, 2017 on a prospective basis.  The adoption of this guidance did not have a significant impact on the operating results for the period ended June 30, 2017.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2017, for emerging growth companies, with early adoption permitted. The Company adopted the guidance for the period ended March 31, 2017.  The adoption of this guidance did not have an impact on the operating results for the period ended June 30, 2017.

Recent Accounting Pronouncements – Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”).  ASU 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies guidance related to identifying the performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which addresses narrow-scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition as well as providing a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”). ASU 2016-20 is intended to clarify and suggest improvements to the application of current standards under Topic 606 and other Topics amended by ASU 2014-09. ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are effective for reporting periods beginning after December 15, 2018, for emerging growth companies, with early adoption permitted for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of this standard on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," (“ASU 2016-01”). The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2019, for emerging growth companies. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases.  The guidance for lessors is largely unchanged from current U.S. GAAP.  Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The effective date will be the first quarter of fiscal year 2020, for emerging growth companies, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

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

In December 2016, the FASB issued No. ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”), which requires that amounts described as restricted cash or cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective in fiscal year 2020, for emerging growth companies, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact that this standard will have its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard will be effective beginning in the first quarter of fiscal year 2022, for emerging growth companies. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is to be applied prospectively. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

Note 7. Litigation and Contingencies

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, and employment litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract, with retained liability or deductibles. The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies. On May 11, 2017 the Company obtained insurance coverage for product liability exposures, as well as for certain exposures related to general, workers’ compensation, automobile liability and catastrophic losses as well as those risks required to be insured by law or contract.  The ASV workers’ compensation policies have a $0.25 million per claim deductible with a $1.0 million aggregate deductible.  ASV also maintains an occurrence based product liability policy with a $0.5 million per claim self-insured retention.The product liability case Knezek v. Terex Corp, et. al., went to trial and on November 10, 2016, the jury awarded the plaintiff damages payable by the Company in the amount of $109. The verdict was subject to appeal and on January 12, 2017 a settlement agreement of $225 was reached, which was paid in full during the period ended March 31, 2017.

The product liability case Jones v. Terex Corp, et. al., an agreement of $1,600 was reached in March 2017. The Company agreed to pay $200 within 14 days of full execution of settlement agreement, followed thereafter by monthly payments in the amount of $82 per month for 17 months. Settlement for $53 was reached with co-plaintiff, Kerch, in June 2017.

Note 8. Supplemental Cash Flow Information

Interest and income taxes paid during the six months ended June 30, 2017 and 2016 are as follows:

	For the Six Months Ended June 30,
	2017	2016

Interest paid in cash	$1,606	$2,274

Income tax payments in cash	$—	$—

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

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) up to 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c) the lesser of (I) 95% of Eligible CAT Receivables, or $8,600 plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $15,000 less outstanding letters of credit and any reasonable reserves as established by the bank.  At June 30, 2017, the maximum the Company could borrow based on available collateral was capped at $19,194.

At June 30, 2017, the Company had drawn $9,417 under the $35,000 PNC Credit Agreement. In addition to the required 40% of the net proceeds from the IPO to pay down amounts outstanding under its term loans, the Company repaid approximately $613 on its revolving loan facility. The Company can opt to pay interest on the revolving credit facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The initial spread for domestic and LIBOR is fixed at 1.5% and 2.5%, respectively, until delivery of certain reporting documents with respect to the fiscal quarter ending March 31, 2017, at which point the spread for domestic rate will range from 1% to 1.5% and LIBOR spread from 2% to 2.5% depending on the average undrawn availability (as defined in the loan agreement).  Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending June 30, 2017 was 4.0%.  Additionally, the bank assesses a 0.375% unused line fee that is payable monthly.

Term Loan A with PNC

On December 23, 2016 the Company entered into an $8,500 term loan (“Term Loan A”) facility with PNC as the administrative agent.

At June 30, 2017, the Company had no outstanding balance. The company was required to use 40% of the net proceeds from the IPO to pay down amounts outstanding under its term loans.  In addition to the amount required of $4,160, the Company repaid the balance of $4,128 and recorded an $83 loss on debt extinguishment charge.

Term Loan B with White Oak

On December 23, 2016 the Company entered into a $21,500 term loan (“Term Loan B”) facility with White Oak as the administrative agent.

At June 30, 2017, the Company had an outstanding balance of $18,925, less $585 debt issuance costs, for net debt of $18,340. In addition to the required 40% of the net proceeds from the IPO to pay down amounts outstanding under Term Loan A, the Company repaid Term Loan A in full and paid $1,500 to Term Loan B. The interest rate is fixed at a LIBOR rate plus 10% until delivery of the same reporting documents referenced above. After delivery of the reporting documents, the Company will pay interest at the LIBOR rate plus a spread of either 9% or 10% depending on the leverage ratio, provided that at no time will the LIBOR rate be less than 1%. The interest rate for the period ending June 30, 2017 was 10.2%.

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

Covenants

The Company’s indebtedness is collateralized by substantially all of the Company’s assets and the respective equity interests of the Company’s members. The facilities contain customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. The Company is also required to comply with certain financial covenants as defined in the Credit Agreement. The revolving credit facility and the term loans require the Company to maintain a Minimum Fixed Charge Coverage ratio of not less than 1.20 to 1.0.  Additionally, the term loans require the Company not exceed a Leverage Ratio of 5.00 to 1.00 which shall step down to 2.85 to 1.00 by March 31, 2021 and also limits capital expenditures to $1,300 in any fiscal year. The Company was in compliance with all covenants for the period ended June 30, 2017.

Note 10. Equity

2017 Equity Incentive Plan

In 2017, the Company adopted the 2017 Equity Incentive Plan. The maximum number of shares of common stock reserved for issuance under the plan is 1,250 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affliliates are eligible to participate in the plan. The plan is administered by the compensation committee of the board. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of rewards, determine the award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less then fair market value of the Company’s common stock on date of grant.

The Company awarded under the 2017 Equity Incentive Plan a total of 104 restricted stock units to employees and directors on June 2, 2017. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following table contains information regarding restricted stock units:

June 30, 2017
Outstanding on January 1, 2017	-
Units granted during the period	104
Vested and issued	-
Forfeited	-
Outstanding on June 30, 2017	104

On June 2, 2017, the Company granted an aggregate of 53 restricted stock units to employees pursuant to the Company’s 2017 Equity Incentive Plan. Restricted stock units of 9, 24 and 20 vest in 2017, 2018 and 2019, respectively.

On June 2, 2017, the Company granted 51 restricted stock units to officers pursuant to the Company’s 2017 Equity Incentive Plan. Restricted stock units of 17, 17 and 17 vest on June 2, 2018, 2019 and 2020, respectively.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $89 and $0 for the three and $135 and $0 for the six months ended June 30, 2017 and 2016, respectively. Additional compensation expense related to restricted stock units will be $161, $285, $212 and $58 for the remainder of 2017, 2018, 2019 and 2020, respectively.

Note 11. Subsequent Events

None.

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

Cautionary Statement Regarding Non-GAAP Measures

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains references to “EBITDA”. EBITDA is defined for the purposes of this Quarterly Report on Form 10-Q as net income or loss before interest, income taxes, depreciation and amortization. Management believes that EBITDA is a useful supplemental measure of our operating performance and provides meaningful measures of overall corporate performance exclusive of our capital structure and the method and timing of expenditures associated with building and placing our products. EBITDA is also presented because management believes that it is frequently used by investment analysts, investors and other interested parties as a measure of financial performance.

However, EBITDA is not a recognized earnings measure under generally accepted accounting principles of the United States (“U.S. GAAP”) and does not have a standardized meaning prescribed by U.S. GAAP. Therefore, EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that should not be construed as an alternative to net income or loss or other income statement data (which are determined in accordance with U.S. GAAP) as an indicator of our performance or as a measure of liquidity and cash flows. Management’s method of calculating EBITDA may differ materially from the method used by other companies and accordingly, may not be comparable to similarly titled measures used by other companies.

Overview

ASV Holdings, Inc. (formerly A.S.V., LLC) (“ASV” the “Company,” “we,” “our” and/or “us”) designs and manufactures a broad range of high quality compact track loader (“CTL”) and skid steer loader (“SSL”) equipment, marketed through a distribution network in North America, Australia and New Zealand under the ASV and Terex brands. We also serve as a private label original equipment manufacturer (“OEM”) for several manufacturers.  Our products are used principally in the construction, agricultural and forestry industries. As a full service manufacturer, we provide pre- and post-sale dealer support, after-sale technical support and replacement parts supplied from our dedicated logistics center. We also supply a limited version of our assembled undercarriage sets that exclude the suspension to Caterpillar for three versions of Caterpillar’s multi-terrain CTL machines marketed under the CAT brand under a supply contract with Caterpillar.

Background:

A.S.V., Inc. was founded in 1983 and launched its first CTL machine in 1990. It launched as a publicly-traded company on NASDAQ in 1994 and operated as a public company until it was acquired by Terex Corporation (“Terex”) on March 3, 2008. On December 19, 2014, Manitex International, Inc (“Manitex”) purchased 51% of ASV from Terex pursuant to a joint venture arrangement with Terex (the “Joint Venture”). On December 23, 2014, A.S.V., Inc. was converted to a Minnesota limited liability company and its name was changed to A.S.V., LLC. The terms of the Joint Venture and objectives of ASV management included the following:

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

Since the inception of the Joint Venture in December 2014, we have achieved the following:

•

Beginning in the second quarter of 2015, we re-launched the ASV brand with a new logo and newly designed product range of four CTLs and four SSL machines. As of June 30, 2017 we are marketing 12 CTL and SSL products under the ASV brand.

•

We have established our own sales organization, with a National Sales Manager for North America, seven ASV sales account managers and 99 North American ASV dealers with 168 locations in 42 U.S. states and four Canadian provinces as of June 30, 2017.

•

We have grown the ASV distribution network while seeing a decline in activity from dealers in the Terex network. During 2016, 71% of our machine sales were made through our distribution network while 29% of our machine sales were made through Terex dealers. For the three and six months ended June 30, 2017, 95% of our machine sales were sold through our distribution network.

On May 11, 2017, in connection with the Company’s initial public offering (“IPO”),we converted from a Minnesota limited liability company into a Delaware corporation and changed our name from A.S.V., LLC to ASV Holdings, Inc., which we refer to herein as the “LLC Conversion”. In conjunction with the LLC Conversion,

•

all of our outstanding units converted into shares of our common stock, based on the relative ownership interests of our pre-IPO equity holders as set forth in the A.S.V., LLC limited liability company agreement;

•	we adopted and filed a certificate of incorporation and certificate of conversion with the Secretary of State of the State of Delaware; and
•

we adopted and filed a plan of conversion and articles of conversion with the Secretary of State of the State of Minnesota. For more information on the LLC Conversion, see the discussion under “Certain Relationships and Related Party Transactions—LLC Conversion” in our Prospectus dated May 12, 2017.

Business Outlook

A number of economic indicators that we believe are relevant to our industry and products have been trending favorably in the first six months of 2017 and are forecasted to continue in a positive direction. A primary driver of demand for our CTL and SSL products is the United States housing market, where the level of new housing starts continues to be below pre-2007 levels. Since 2009, according to the U.S. Census Bureau, new housing starts have incrementally increased to a seasonally adjusted annual rate of 1.2 million units in June 2017 from approximately 0.5 million in October 2009.  This June 2017 rate is 2.1% above the June 2016 rate.

Construction spending in the United States is also experiencing growth. The U.S. Census Bureau reported on August 1, 2017 that total construction spending during June 2017 was estimated at a seasonally adjusted annual rate of $1.2 trillion, 4.8% above the June 2016 estimate.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

For the three months ended June 30, 2017, the Company had a net income of $1.8 million compared to a net income of $0.8 million for the three months ended June 30, 2016.

For the three months ended June 30, 2017, net income of $1.8 million consisted of revenue of $34.2 million, cost of sales of $28.9 million, research and development costs of $0.5 million, selling, general and administrative (“SG&A”) expenses of $2.8 million, interest expense of $0.9 million, and an income tax benefit of $0.6 million.

For the three months ended June 30, 2016, the net income of $0.8 million consisted of revenue of $27.3 million, cost of sales of $22.5 million, research and development costs of $0.5 million, SG&A expenses of $2.2 million, and interest expense of $1.3 million.

Net Sales: For the three months ended June 30, 2017, net sales was $34.2 million, an increase of approximately $6.9 million or 25.3% from net sales of $27.3 million for the same period in 2016.  The increase in net sales is attributable to increased machine sales of $4.7 million, increased sales of undercarriages to Caterpillar of $2.1 million and an increase in aftermarket parts sales of $0.1 million. Sales of machines through Terex distribution channels were 4.7% of total revenues from sales of machines during the three months ended June 30, 2017, compared to 41.2% during the three months ended June 30, 2016.  Growth in revenues from sales of machines through the ASV North American distribution channels was 111% compared to the three months ended June 30, 2016.

Increased machine volume and an improved machine mix of larger higher revenue models in the three months ended June 30, 2017, resulted in an increase in machine revenues of 27% or $4.7 million from the same period in 2016. This was due to reduced volume of Terex branded equipment, down 36.6% period over period, and lower sales of OEM machines.

Sales of ASV brand machines increased 111% period over period, offsetting 36.6% of the decline in sales of Terex branded product. For the three months ended June 30, 2017, sales of machines through ASV-managed distribution network increased to 95.3% of machine sales, compared to 58.7% in the prior year. Our continued focus is on increasing the independent ASV dealer network. Twelve North America dealer locations were added in the second quarter of 2017.

Parts and other sales for the three months ended June 30, 2017 increased $2.2 million compared to the same period in 2016.  The primary factor was the increase in sales of undercarriages to Caterpillar.  The increase was a result of a higher demand allocation in the period.

Gross Profit: For the three months ended June 30, 2017, our gross profit was $5.3 million or 15.5% of net sales compared to $4.7 million or 17.2% of net sales for the same period in 2016. The gross profit percent decrease was primarily a result of a favorable warranty rate adjustment applied in 2016 which has carried forward to 2017, combined with the establishment of an inventory reserve on aftermarket parts and an increase in expense from freight in ending inventory correlating to the 13% reduction of inventory in the period.

Research and Development: Research and development expense was $0.5 million or 1.5% of net sales for the three months ended June 30, 2017, compared to $0.5 million or 1.8% of net sales for the same period in 2016.

Selling, general and administrative expense: SG&A expense for the three months ended June 30, 2017 was $2.8 million or 8.2% of net sales, compared to $2.2 million, or 8.1% of net sales, for the comparable period in 2016, an increase of approximately $0.6 million or 27.3%, respectively. Excluding costs relating to the Joint Venture of $0.2 million of machine selling expenses paid to Terex that were incurred in the three months ended June 30, 2016, the net year-over-year increase in SG&A expense was $0.4 million. The main contributing factors to the increase were (i) a $0.1 million increase from costs associated with stock compensation and transaction related comp costs, (ii) a $0.2 million increase resulting from costs associated with operating as a public company upon the completion of the IPO during the period, and (iii) a $0.1 million net increase in selling and administrative costs relating to adding a dedicated ASV sales team, advertising, and marketing of the ASV brand and performance compensation and commissions.

Operating Income: For the three months ended June 30, 2017, our operating income was $2.0 million or 5.8% of net sales, compared to $2.1 million or 7.7% of net sales for the same period in 2016. Operating income decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the three months ended June 30, 2017, was $0.9 million compared to $1.3 million for the same period in 2016, principally due to lower borrowings on our debt facilities, pay down of debt from IPO proceeds and improved rates, a result of refinancing our debt in December of 2016, offset in part by a $0.1 million debt extinguishment charge related to the pay-off of term loan A from IPO proceeds.

Tax: For the three months ended June 30, 2017 a tax benefit of $0.6 million was recorded compared to zero tax for the three months ended June 30, 2016.  The tax benefit was generated from a tax credit of $0.9 million arising from the establishment of a deferred tax asset on conversion of the Company from Minnesota limited liability company to a Delaware corporation immediately prior to the IPO in May 2017 that was offset by a tax charge on income at an effective tax rate of 26.41% or $0.3 million.

Net income: For the three months ended June 30, 2017, our net income was $1.8 million compared to a net income of $0.8 million for the same period in 2016, an increase of $1.0 million and is attributable to the items discussed above.

EBITDA:

EBITDA totaled $3.3 million or 9.6% of net sales for the three months ended June 30, 2017 compared to $3.3 million or 12.1% of net sales for the same period in 2016. The offsetting changes in EBITDA for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 were due to increased net income of $1.0 million, offset by reduced interest charges of $0.4 million and a tax benefit of $0.6 million.

EBITDA totaled $5.6 million or 9.0% of net sales for the six months ended June 30, 2017 compared to $5.5 million or 9.9% of net sales for the same period in 2016.  The change in EBITDA for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulted from increased net income of $1.5 million, reduced interest charges of $0.8 million and a tax benefit of $0.6 million.

The table below sets forth a reconciliation of Net Income to EBITDA   (in millions of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$1.8	$0.8	$2.0	$0.5
Interest Expense	0.9	1.3	1.8	2.6
Depreciation & Amortization	1.2	1.2	2.4	2.4
Income Tax (Benefit) Expense	-0.6	—	-0.6	—
EBITDA (1)	$3.3	$3.3	$5.6	$5.5
% of Sales	9.6%	12.1%	9.0%	9.9%
EBITDA	$3.3	$3.3	$5.6	$5.5

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

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

For the six months ended June 30, 2017, the Company had a net income of $2.0 million compared to a net income of $0.5 million for the same period ended June 30, 2017.

For the six months ended June 30, 2017, net income of $2.0 million consisted of revenue of $62.3 million, cost of sales of $52.6 million, research and development costs of $1.1 million, SG&A expenses of $5.5 million, interest expense of $1.8 million and an income tax benefit of $0.6 million.

For the six months ended June 30, 2016, the net income of $0.5 million consisted of revenue of $55.7 million, cost of sales of $46.9 million, research and development costs of $1.0 million, SG&A expenses of $4.7 million, and interest expense of $2.6 million.

Net Sales: For the six months ended June 30, 2017, net sales was $62.3 million, an increase of approximately $6.6 million or 11.8% from net sales of $55.7 million for the same period in 2016.  The increase in net sales is attributable to increased machine sales of $6.6 million, increased sales of undercarriages to Caterpillar of $0.1 million, and decreased sales of aftermarket parts and other of $0.1 million. Sales of machines through Terex distribution channels were 4.9% of total revenues from sales of machines, compared to 44.7% during the six months ended June 30, 2016.  Growth in revenues from sales of machines through the ASV North American distribution channels was 103% compared to the six months ended June 30, 2016.

Increased machine volume and an improved machine mix of larger higher revenue machines in the six months ended June 30, 2017, resulted in an increase in machine revenues of 10.6% or $6.6 million from the same period in 2016. This was due to reduced volume of Terex branded equipment, down 35.4% period over period, and lower sales of OEM machines.

Sales of ASV brand machines increased 103% period over period, offsetting 35.4% of the decline in sales of Terex branded product. For the six months ended June 30, 2017, sales of machines through ASV-managed distribution network increased to 94.8% of machine sales, compared to 51.9% in the prior year. Our continued focus is on increasing the independent ASV dealer network. Thirty-five North America dealer locations were added in the first half of 2017.

Parts and other sales for the six months ended June 30, 2017 were essentially flat period over period.

Gross Profit: For the six months ended June 30, 2017, our gross profit was $9.7 million or 15.6% of net sales compared to $8.8 million or 15.8% of net sales for the same period in 2016. The gross profit percent decrease was primarily a result of a favorable warranty rate adjustment applied in 2016 which has carried forward to 2017, combined with the establishment of an inventory reserve on aftermarket parts and an increase in freight in ending inventory correlating to the 13% reduction of inventory in the period. This was offset in part by favorable machine volume and model mix.

Research and Development: Research and development expense was $1.1 million or 1.8% of net sales for the six months ended June 30, 2017, compared to $1.0 million or 1.8% of net sales for the same period in 2016. The increase of $0.1 million is attributable to expenditures related to the launch of new product designs for the ASV brand in connection with the implementation of Tier 4 emissions standards during the period.

Selling, general and administrative expense: SG&A expense for the six months ended June 30, 2017 was $5.5 million or 8.8% of net sales, compared to $4.7 million, or 8.4% of net sales, for the comparable period in 2016, an increase of approximately $0.8 million or 17.0%, respectively. Excluding costs relating to the Joint Venture of $0.4 million of machine selling expenses paid to Terex that were incurred in the six months ended June 30, 2016, the net year-over-year increase in SG&A expense was $0.4 million. The main contributing factors to the increase were (i) a $0.1 million increase from costs associated with the 2017 ConExpo trade show,(ii) an approximately $0.2 million favorable adjustment to the accrual for product liability expenses (partially offset by $0.1 million in associated legal expenses), due to the settlement of a product liability claim lower than the accrued cost, (iii) a $0.2 million increase from costs associated with stock compensation and transaction related comp costs, (iv) a $0.2 million increase in public company costs and (v) a $0.5 million increase in selling and administrative costs relating to adding a dedicated ASV sales team, advertising, and marketing of the ASV brand and performance compensation and commissions.

Operating Income: For the six months ended June 30, 2017, our operating income was $3.1 million or 5.0% of net sales, compared to $3.1 million or 5.6% of net sales for the same period in 2016. Operating income as a percent of net sales decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the six months ended June 30, 2017, was $1.8 million compared to $2.6 million for the same period in 2016, principally due to lower borrowings on our debt facilities, pay down of debt from IPO proceeds and improved rates, a result of refinancing our debt in December of 2016, offset in part by a $0.1 million debt extinguishment charge related to the pay-off of term loan A from IPO proceeds.

Tax: For the six months ended June 30, 2017 a tax benefit of $0.6 million was recorded compared to zero tax for the six months ended June 30, 2016.  The tax benefit was generated from a tax credit of $0.9 million arising from the establishment of a deferred tax asset on conversion of the Company from a Minnesota limited liability company to a Delaware corporation immediately prior to the IPO in May 2017 that was offset by a tax charge on income at an effective tax rate of 26.41% or $0.3 million.

Net income: For the six months ended June 30, 2017, our net income was $2.0 million compared to a net income of $0.5 million for the same period in 2016, an increase of $1.5 million and is attributable to the items discussed above.

Liquidity and Capital Resources

Since December 2014, we have funded our business activities by utilizing a revolving credit facility, a term loan for financing, cash generated from operations and an equity contribution by Manitex and Terex in the first quarter of 2016. On December 23, 2016, the Company completed a new unitranche credit agreement with PNC, and White Oak to provide a $65,000, 5-year credit facility. This new facility replaces the Company’s previous revolving credit and term loan facilities with JPMorgan Chase Bank, N.A., and Garrison Loan Agency Services LLC. The new facility consists of a $35.0 million revolving credit facility (which is subject to availability based primarily on eligible accounts receivable and eligible inventory), a Term Loan A facility of $8.5 million and a Term Loan B facility of $21.5million.  A total of $46.7 million was drawn by the Company at closing of the credit agreement. For more information, see Note 9, “Debt” to the unaudited condensed financial statements included elsewhere in the Quarterly Report on Form 10-Q.

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

During the three months ended June 30, 2017, we applied the net proceeds of $10.4 million from the Company’s IPO to reduce our term debt balances by $9.8 million and our revolving credit line by $0.6 million.

Cash Flows

Six Months Ended June 30, 2017

Operating activities generated $5.9 million of cash for the six months ended June 30, 2017, comprised of a net income of $2.0 million, non-cash items that totaled $2.2 million and changes in assets and liabilities, which generated $1.8 million. The principal non-cash items are depreciation and amortization of $2.4 million, share-based compensation of $0.1 million, deferred income tax benefit $(0.9) million, amortization of deferred finance cost of $0.1 million, loss on sale of debt extinguishment of $0.1 million and an increase in inventory reserves of $0.3 million.

The changes in assets and liabilities generated $1.8 million. The changes in assets and liabilities had the following impact on cash flows: Accounts receivable consumed $4.2 million, trade receivables/payables from affiliates generated $0.5 million, inventory generated $5.7 million, prepaid expenses consumed $0.3 million, trade accounts payable generated $0.9 million, accrued expenses consumed $1.4 million, income tax payable generated $0.3 million and other long-term liabilities generated $0.3 million. The increase in accounts receivable is principally due to increased sales. Days sales outstanding at June 30, 2017 were 44 days, compared to 63 days at December 31, 2016. The decrease in inventory relates primarily to the consumption of material on hand at the end of the period of December 31, 2016 that was used for product manufactured for international shipments in the first quarter of 2017, along with enhancements to our material planning to more closely align with our production plan.  This has resulted in reduced component inventory which in turn has significantly improved our days in inventory metric.  The $1.4 million reduction in accrued expenses related principally to $1.2 million for product liability and $0.1 million for reduced legal accrual and $0.1 million of accrued interest.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the six months ended June 30, 2017 generated $0.4 million of cash. We consumed used $0.2 million of cash to purchase machinery and equipment, principally related to tooling for Tier IV and information technology systems upgrades. We generated $0.5 million of cash collateral held in escrow under our credit facility.

Financing activities consumed $2.2 million in cash for the six months ended June 30, 2017. We used $0.5 million of cash for principal payments on debt, consumed $0.009 million on debt issuance costs, and repaid $1.7 million on our existing revolving credit facility.

Six Months Ended June 30, 2016

Operating activities consumed $0.4 million of cash for the six months ended June 30, 2016 comprised of a net income of $0.5 million, non-cash items that totaled $2.8 million and changes in assets and liabilities, which consumed $2.9 million. The principal non-cash items are depreciation and amortization of $2.3 million, amortization of deferred finance cost of $0.3 million, loss on sale of fixed assets of $0.02 million and an increase in allowance for doubtful accounts of $0.04 million and an increase in inventory reserves of $0.1 million.

The change in assets and liabilities consumed $2.9 million. The changes in assets and liabilities had the following impact on cash flows: trade receivables/payables from affiliates consumed $0.6 million, inventory consumed $0.9 million, prepaid expenses consumed $0.2 million, accounts payable consumed $0.8 million, and other long-term liabilities consumed $0.4 million.

Investing activities for the six months ended June 30, 2016 consumed $0.2 million of cash representing the purchase of machinery and equipment.

Financing activities consumed $0.2 million in cash for the six months ended June 30, 2016. Cash was generated by an additional member’s equity contribution of $5.0 million.  Other financing activities consumed $5.2 million, which related to repayments on the revolving credit facility of $0.1 million, term debt principal repayments of $5.0 million and $0.1 million of debt issuance costs.

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

Off-Balance Sheet Arrangements

At June 30, 2017 we had $0.3 million of standby letters of credit outstanding. PNC Bank has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under our workers’ compensation insurance policies. PNC has also issued standby letters of credit of $0.1 million relating to subsidies for retail and wholesale financing for equipment sales to dealers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks that exist as part of our ongoing business operations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the PNC prime rate and LIBOR. At June 30, 2017, we had approximately $29.8 million of variable interest debt with average weighted average interest rate of approximately 8.25%. An increase of 1% in our average floating interest rates at June 30, 2017 would increase interest expense by approximately $0.3 million.

Commodities Risk

We purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major part of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. Changes in input costs did not have a significant effect on our operating performance in 2016 or the six months ended June 30, 2017. During 2016 and during the six months ended June 30, 2017, raw materials and component were generally available to meet our production schedules and had no significant impact on our revenues.

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

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the  Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings, including the proceeding before the National Labor Relations Board described in “Risk Factors – Risks Related to Our Business” in our Prospectus dated May 12, 2017. We are also involved in products liability and workers’ compensation matters which have arisen in the normal course of our business operations. On May 11, 2017, the Company obtained insurance coverage for product liability exposures, as well as for certain exposures related to general, workers’ compensation, automobile liability and catastrophic losses as well as those risks required to be insured by law or contract.  The ASV workers’ compensation policies have a $0.25 million per claim deductible with a $1.0 million aggregate deductible.  ASV also maintains an occurrence based product liability policy with a $0.5 million per claim self-insured retention.

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

There has been no material change in the planned use of proceeds as described in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 15, 2017.  Under its credit agreement, the Company was required to use 40% of the net proceeds from the IPO to pay down amounts outstanding under its term loans. In addition to the amount required to be used for repayment $4.16 million, the Company repaid additional indebtedness under its credit agreement in the aggregate amount of $6.25 million, for a total of $10.41 million of debt repayments.  In aggregate, the Company repaid its indebtedness as follows:

•	$8.29 million under our PNC Term Loan A facility;
•	$1.50 million under our White Oak Term Loan B facility; and
•	$0.62 million under our PNC revolving credit facility

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1

Separation Agreement, dated as of May 11,2017, by and among ASV Holdings, Inc. (as successor-in-interest to A.S.V., LLC), Terex Corporation and Manitex International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.2

Employee Matters Agreement, dated as of May 11, 2017, by and between ASV Holdings, Inc. (as successor-in-interest to A.S.V., LLC) and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.3

Registration Rights Agreement, dated as of May 17, 2017, by and among ASV Holdings, Inc., A.S.V. Holding, LLC and Manitex International, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2017.

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

ASV Holdings, Inc.

Date: August 9, 2017	By:	/s/ Andrew M. Rooke
Andrew M. Rooke
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Melissa K. How
Melissa K. How
CFO and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1

Separation Agreement, dated as of May 11,2017, by and among ASV Holdings, Inc. (as successor-in-interest to A.S.V., LLC), Terex Corporation and Manitex International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.2

Employee Matters Agreement, dated as of May 11, 2017, by and between ASV Holdings, Inc. (as successor-in-interest to A.S.V., LLC) and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.3

Registration Rights Agreement, dated as of May 17, 2017, by and among ASV Holdings, Inc., A.S.V. Holding, LLC and Manitex International, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2017.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.