Form 10-Q
period 2017-09-30
ASV HOLDINGS, INC.
filed 2017-11-02
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-38089

ASV HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-1501649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
840 Lily Lane Grand Rapids, MN	55744
(Address of principal executive offices)	(Zip Code)

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

As of October 30, 2017, the registrant had 9,800,000 shares of common stock, $0.001 par value per share, outstanding.

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

•

References to the “Corporate Conversion” or “corporate conversion” refer to all of the transactions related to the conversion of A.S.V., LLC, a Minnesota limited liability company, into ASV Holdings, Inc., a Delaware corporation, including the conversion of all of the outstanding membership units of A.S.V., LLC into shares of common stock of ASV Holdings, Inc., effected on May 11, 2017.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ASV Holdings, Inc.

Condensed Balance Sheets

(In thousands, except par value)

	September 30,	December 31,
	2017	2016
	Unaudited	Unaudited
ASSETS
CURRENT ASSETS
Cash	$8	$572
Cash - restricted	—	535
Trade receivables, net	17,096	13,603
Receivables from affiliates	44	1,413
Inventory	25,123	30,896
Prepaid expenses and other	681	537
Total current assets	42,952	47,556

NON-CURRENT ASSETS
Property, plant and equipment, net	14,252	15,402
Intangible assets, net	23,914	25,824
Goodwill	30,579	30,579
Deferred financing costs - revolving loan facility	317	371
Deferred tax asset	947	—
Total assets	$112,961	$119,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable - current portion	$2,150	$3,000
Trade accounts payable	14,209	11,976
Payables to affiliates	1,123	2,298
Accrued compensation and benefits	1,049	1,073
Accrued warranties	1,879	1,870
Accrued product liability- short term	915	2,125
Accrued other	1,139	1,312
Income taxes payable	31	—
Total current liabilities	22,495	23,654

NON-CURRENT LIABILITIES
Revolving loan facility	7,439	15,605
Note payable - long term, net	15,685	26,265
Accrued product liability- long term	82	—
Other long-term liabilities	731	773
Total liabilities	46,432	66,297

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000 authorized, none outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 50,000 authorized, 9,800 and 8,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	10	—
Additional paid-in capital	65,367	54,787
Retained earnings (accumulated deficit)	1,152	(1,352)
Total Stockholders' Equity	66,529	53,435

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,961	$119,732

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Income

(In thousands, except par value and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	Unaudited	Unaudited	Unaudited	Unaudited
Net sales	$30,635	$23,011	$92,885	$78,752

Cost of goods sold	25,798	19,339	78,389	66,241

Gross profit	4,837	3,672	14,496	12,511

Research and development costs	503	464	1,561	1,510
Selling, general and administrative expense	2,857	1,509	8,340	6,218

Operating income	1,477	1,699	4,595	4,783

Other income (expense)
Interest expense	(698)	(1,259)	(2,463)	(3,816)
Other income (expense)	—	(2)	1	(18)

Total other expense	(698)	(1,261)	(2,462)	(3,834)

Income before taxes	779	438	2,133	949

Income tax expense (benefit)	257	—	(372)	—

Net income	$522	$438	$2,505	$949

Earnings per share:
Basic net income per share	$0.05	$0.05	$0.28	$0.12
Diluted net income per share	$0.05	$0.05	$0.28	$0.12

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	9,800	8,000	8,897	8,000
Diluted weighted average common shares outstanding	9,800	8,000	8,897	8,000

Pro forma (C corporation basis):
Pro forma tax expense	N/A	$158	$768	$342
Pro forma net income	N/A	$280	$1,365	$607

Pro forma earnings per share:
Basic net income per share	N/A	$0.04	$0.15	$0.08
Diluted net income per share	N/A	$0.04	$0.15	$0.08

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Cash Flows

(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net income	$2,505	$949
Adjustments to reconcile to net income to net cash
provided by operating activities:
Depreciation	1,716	1,537
Amortization	1,910	1,910
Share-based compensation	231	—
Deferred income tax (benefit)	(947)	—
Loss on sale of fixed assets	46	20
Amortization of deferred finance cost	163	438
Loss on debt extinguishment	83	—
Bad debt expense	17	44
Inventory reserves	377	96
Changes in operating assets and liabilities
Trade receivables	(3,509)	(157)
Net trade receivables/payables from affiliates	194	(721)
Inventory	5,258	(3,950)
Prepaid expenses	(144)	(43)
Trade accounts payable	2,233	(985)
Accrued expenses	(1,444)	(1,186)
Tax payable	31	—
Other long-term liabilities	39	(41)

Net cash provided by (used in) operating activities	8,759	(2,089)

INVESTING ACTIVITIES
Decrease in restricted cash	535	—
Purchase of property and equipment	(474)	(279)

Net cash provided by (used in) investing activities	61	(279)

FINANCING ACTIVITIES
Principal payments on term debt	(1,826)	(5,500)
Debt issuance costs incurred	(9)	(108)
Members equity contribution	—	5,000
Proceeds from issuance of common stock, net of offering costs	10,405	—
Net payments on debt	(10,405)	—
Net payments on revolving credit facilities	(7,549)	2,978

Net cash provided by (used in) financing activities	(9,384)	2,370

NET CHANGE IN CASH	(564)	2

Cash at beginning of period	572	3

Cash at end of period	$8	$5

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

The unaudited financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016. Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require the Company to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. The Company evaluates estimates used in preparation of the accompanying financial statements on a continual basis. There have been no significant changes to the critical accounting policies described in Note 2, “Summary of Significant Accounting Policies,” to the audited financial statements for the year ended December 31, 2016 included in the Prospectus dated May 12, 2017.

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

The balance of the allowance for doubtful accounts was $85 and $63 at September 30, 2017 and December 31, 2016, respectively.

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

Defined Benefit Plan

The Company sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”) for a former senior executive. The SERP is unfunded. The Company accounts for this plan pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 710, “Compensation – General.” This guidance requires balance sheet recognition of the overfunded or underfunded status of the defined benefit plan. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting guidance must be recognized in the Statement of Operations. The defined benefit obligation for this plan as of September 30, 2017 is $795, of which, $64 and $731 is reflected in “Accrued Other” and “Other Long-Term Liabilities,” respectively, on the balance sheet.  The balance at December 31, 2016 was $837, of which, $64 and $773 was reflected in the “Accrued Other” and “Other Long-Term Liabilities,” respectively.  The Company expects to make annual benefit payments of $64 per year over the next five years.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs are incurred in the development of new products or significant improvements to existing products.

Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.  For the nine months ended September 30, 2017, the Company recorded an income tax benefit of $(372), which consists of a federal and state income tax provision of $575 offset by a discrete income tax benefit of $(947) related primarily to the recognition of a deferred tax asset related to a change in tax status with the conversion from a Minnesota limited liability company to a Delaware corporation on May 11, 2017. For the three months ended September 30, 2017, the Company recorded an income tax provision of $257, which consists of a federal and state income tax provision.

Prior to May 11, 2017, the Company was taxed as partnership.  As such, the Company was not a tax paying entity and not subject to federal and state income tax purposes.  The income or loss of the Company was passed through to its members and their share was reported on their respective tax returns.

At September 30, 2017, the Company did not have any uncertain tax positions.  The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the accompanying Statement of Income.

Concentrations of Business and Credit Risk

Caterpillar Inc., an OEM customer, and CEG Distributions PTY Ltd., the Company’s Australian master distributor, accounted for 37% and 43% of the Company’s Net Sales for the three months ended September 30, 2017 and 2016, respectively, as well as 63% of the Company’s Accounts Receivable at September 30, 2017. Caterpillar Inc. and CEG Distributions PTY Ltd. accounted for 32% and 34% of the Company’s Net Sales for the nine months ended September 30, 2017 and 2016, respectively, as well as 64% of the Company’s Accounts Receivable at December 31, 2016.

Sales by major customer consisted of the following for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Three months ended September 30,
	2017		2016
	Percent		Percent
	of Total	Amount	of Total	Amount
Caterpillar	19%	$5,884	26%	$6,057
CEG Distributions PTY Ltd.	18%	5,515	17%	4,001
Other	63%	19,236	57%	12,953

Total	100%	$30,635	100%	$23,011

	Nine months ended September 30,		Nine months ended September 30,
	2017		2016
	Percent		Percent
	of Total	Amount	of Total	Amount

Caterpillar	19%	$17,420	23%	$18,031
CEG Distributions PTY Ltd.	13%	12,225	11%	8,822
Other	68%	63,240	66%	51,899

Total	100%	$92,885	100%	$78,752

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

Revenue by geographic area consisted of the following for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	Percent		Percent		Percent		Percent
	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount
United States	66%	$20,112	73%	$16,836	70%	$65,171	79%	$62,116
Australia	25%	7,875	18%	4,079	20%	18,452	12%	9,483
Other	9%	2,648	9%	2,096	10%	9,262	9%	7,153

Total	100%	$30,635	100%	$23,011	100%	$92,885	100%	$78,752

Note 3. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. The company records excess and obsolete inventory reserves.  The estimated reserve is based on specific identification of excess or obsolete inventories.

Inventory consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw materials and supplies	$14,242	$18,920
Work in process	37	165
Finished equipment and replacement parts	11,302	12,105

	25,581	31,190
Less: Reserves for excess and obsolete	(458)	(294)

	$25,123	$30,896

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

Intangible assets, net comprised the following as of September 30, 2017:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(2,226)	$5,774
Tradename and trademarks	25	7,000	(779)	6,221
Customer relationships	11	16,000	(4,081)	11,919

	12	$31,000	$(7,086)	$23,914

Intangible assets, net comprised the following as of December 31, 2016:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
.	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(1,627)	$6,373
Tradename and trademarks	25	7,000	(568)	6,432
Customer relationships	11	16,000	(2,981)	13,019

	12	$31,000	$(5,176)	$25,824

Amortization of other intangible assets for the nine months ended September 30, 2017 and 2016 was $1,910 and $1,910, respectively.

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

Note 5. Related Party Transactions

Effective December 19, 2014, the Company entered into a Distribution and Cross Marketing Agreement with Terex and Manitex (the “Terex Cross Marketing Agreement”) that set forth the terms under which the Company would manufacture and sell ASV products, certain services Terex would provide in assisting in the sales and marketing of ASV products and the costs to be paid by the Company in exchange for such services. The Terex Cross Marketing Agreement defines dealers and customers to which, and territories for which, Terex would have the exclusive right on behalf of the Company to market and sell Terex-branded ASV products. The Terex Cross Marketing Agreement defines the compensation to Terex for its machine sales selling expense, part sales selling expense and general and administrative costs associated with such sales. In addition, for the provision of marketing services by Terex, the Company would pay an annual fee of $250, subject to annual escalation of 3% plus 0.2% of net incremental sales. Unless terminated, the term of the Terex Cross Marketing Agreement is five years, and the parties may agree to renew for additional one year terms. The Company expensed $296 and $170 for services for the three months ended September 30, 2017 and 2016, respectively, and $888 and $1,150 for the nine months ended September 30, 2017 and 2016, respectively, under the Terex Cross Marketing Agreement.

Effective December 19, 2014, the Company entered into a Services Agreement with Terex (the “Terex Services Agreement”) that set forth the terms under which Terex would provide certain services to the Company and the Company will retain access to certain services provided by Terex and the compensation related thereto. The scope of the Terex Services Agreement covers amongst other items, temporary transition services arising from the transfer of majority ownership to Manitex, third party logistics services for parts fulfillment, warranty and field service and information technology (“IT”) services for both transitional and ongoing services. Unless terminated, the term of the Terex Services Agreement is specific to each service provided, and the parties may agree to renew for additional one year terms. The Company expensed $320 and $311 for services provided for the three months ended September 30, 2017 and 2016, respectively, and $1,010 and $960 for the nine months ended September 30, 2017 and 2016, respectively, under the Terex Services Agreement.

Effective March 27, 2017, the Company entered into a Winddown and Termination of Distribution and Cross Marketing Agreement and Services Agreement with Terex and Manitex (the “Winddown Agreement”). Pursuant to the Winddown Agreement, Terex will continue to provide certain services to the Company following the completion of the IPO under the Terex Cross Marketing Agreement and the Terex Services Agreement, including parts sales, shipment and purchases and parts planning, customer parts phone support, and administrative services, including IT support and accounting input information for parts cost and pricing. Pursuant to the Winddown Agreement, these services will continue on a transitional basis. Terex no longer markets ASV machines under the Terex Cross Marketing Agreement and the Company is responsible for marketing all ASV machines to all distribution channels, but Terex will continue to market ASV parts under the Terex Cross Marketing Agreement during transition period. Pursuant to the Winddown Agreement, the Company will be permitted to produce and sell Terex-branded ASV products to existing Terex dealers and continue to use applicable Terex trademarks during the transition period and for one year after termination of the Winddown Agreement. The Company has the right to terminate any service related to parts sales and distribution upon six months’ notice to Terex, and the Company also has the right to terminate all services upon six months’ notice to Terex. After one year from the date of the Winddown Agreement, Terex will also have the right to terminate services upon six months’ notice.  In no event will the services continue beyond

December 19, 2019.  The Winddown Agreement does not immediately terminate the Terex Cross Marketing Agreement or the Terex Services Agreement, each of which will remain in effect until terminated in accordance with the Winddown Agreement. By notice dated October 5, 2017, the Company provided notice to Terex and Manitex of the termination, effective as of April 5, 2018, of all services provided by Terex thereunder.  Such notice also indicated that, also effective as of April 5, 2018, the Terex Cross Marketing Agreement and Terex Services Agreement shall also be deemed terminated.

Included in the Company’s Condensed Statements of Income are sales to Terex of $50 and $200  for the three months ended September 30, 2017 and 2016, respectively, and $229 and $1,471 for the nine months ended September 30, 2017 and 2016, respectively.  Also included are sales to Manitex of $1 and $1 for the three months ended September 30, 2017 and 2016, respectively, and $24 and $1,147 for the nine months ended September 30, 2017 and 2016, respectively.   The Company recorded purchases from Terex of $1,127 and $2,175 for the three months ended September 30, 2017 and 2016 respectively, and $4,832 and $6,090 for the nine months ended September 30, 2017 and 2016, respectively.  The Company also recorded charges for insurance and employee benefit costs from Manitex of $567 and $616 for the three months ended September 30, 2017 and 2016, respectively, and $2,153 and $2,326 for the nine months ended September 30, 2017 and 2016, respectively.

Receivables from affiliates include $44 due from Terex and $0 due from Manitex (total $44) at September 30, 2017, and $501 due from Terex and $912 due from Manitex (total $1,413) at December 31, 2016.

Payables from affiliates includes $1,120 due to Terex and $3 due to Manitex (total $1,123) at September 30, 2017, and $2,275 due to Terex and $23 due to Manitex (total $2,298) at December 31, 2016.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2017, for emerging growth companies, and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively.  The Company has adopted this guidance during the period ended March 31, 2017 on a prospective basis.  The adoption of this guidance did not have a significant impact on the operating results for the period ended September 30, 2017.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2017, for emerging growth companies, with early adoption permitted. The Company adopted the guidance for the period ended March 31, 2017.  The adoption of this guidance did not have an impact on the operating results for the period ended September 30, 2017.

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

Except as noted above, the guidance issued by the FASB during the current period is not expected to have a material effect on the Company’s financial statements.

Note 7. Litigation and Contingencies

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, and employment litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract, with retained liability or deductibles. The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies. On May 11, 2017, the Company obtained insurance coverage for product liability exposures, certain exposures related to general, workers’ compensation and automobile liability, catastrophic losses as well as those risks required to be insured by law or contract.  The Company’s workers’ compensation policies have a $250 per claim deductible with a $1,000 aggregate deductible.  The Company also maintains an occurrence based product liability policy with a $500 per claim self-insured retention.

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

Note 8. Supplemental Cash Flow Information

Interest and income taxes paid during the nine months ended September 30, 2017 and 2016 are as follows:

	For the Nine Months Ended September 30,
	2017	2016

Interest paid in cash	$2,255	$3,399

Income tax payments in cash	$545	$—

Note 9. Debt

Loan Facilities

On December 23, 2016, the Company completed a new unitranche credit agreement with PNC Bank, National Association (“PNC”), and White Oak Global Advisors, LLC (“White Oak”) to provide a $65,000, 5-year credit facility (the “Credit Agreement’). This new facility replaced the Company’s previous revolving credit and term loan facilities with JPMorgan Chase Bank, N.A., and Garrison Loan Agency Services LLC. The new facility consists of a $35,000 revolving credit facility (which is subject to availability based primarily on eligible accounts receivable and eligible inventory), a Term Loan A facility of $8,500 and a Term Loan B facility of $21,500.  A total of $46,700 was drawn by the Company at closing of the Credit Agreement.

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

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) up to 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c) the lesser of (I) 95% of Eligible CAT Receivables, or $8,600 plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $15,000 less outstanding letters of credit and any reasonable reserves as established by the bank.  At September 30, 2017, the maximum the Company could borrow based on available collateral was capped at $18,735.

At September 30, 2017, the Company had drawn $7,439 under the $35,000 revolving loan facility. The Company can opt to pay interest on the revolving credit facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The spread for domestic rate will range from 1% to 1.5% and LIBOR spread from 2% to 2.5% depending on the average undrawn availability (as defined in the loan agreement).  Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending September 30, 2017 was 3.6%.  Additionally, the bank assesses a 0.375% unused line fee that is payable monthly.

Term Loan A with PNC

On December 23, 2016, the Company entered into an $8,500 term loan (“Term Loan A”) facility with PNC as the administrative agent.

At September 30, 2017, the Company had no outstanding balance. The Company was required to use 40% of the net proceeds from the IPO to pay down amounts outstanding under its term loans.  In addition to the amount required of $4,160, the Company repaid the remaining Term Loan A balance of $4,128 and recorded an $83 loss on debt extinguishment charge.

Term Loan B with White Oak

On December 23, 2016, the Company entered into a $21,500 term loan (“Term Loan B”) facility with White Oak as the administrative agent.

At September 30, 2017, the Company had an outstanding balance of $18,388, less $553 debt issuance costs, for net debt of $17,835. The interest rate is fixed at a LIBOR rate plus 10% until delivery of the same reporting documents referenced above. After delivery of the reporting documents, the Company will pay interest at the LIBOR rate plus a spread of either 9% or 10% depending on the leverage ratio, provided that at no time will the LIBOR rate be less than 1%. The interest rate for the period ending September 30, 2017 was 10.3%.

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

Covenants

The Company’s indebtedness is collateralized by substantially all of the Company’s assets. The facilities contain customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. The Company is also required to comply with certain financial covenants as defined in the Credit Agreement. The revolving credit facility and the term loans require the Company to maintain a Minimum Fixed Charge Coverage ratio of not less than 1.20 to 1.0.  Additionally, the term loans require the Company not exceed a Leverage Ratio of 5.00 to 1.00 which shall step down to 2.85 to 1.00 by March 31, 2021 and also limits capital expenditures to $1,300 in any fiscal year. The Company was in compliance with all covenants for the period ended September 30, 2017.

Note 10. Equity

2017 Equity Incentive Plan

On May 11, 2017, the Company adopted the ASV Holdings, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The maximum number of shares of common stock reserved for issuance under the 2017 Plan is 1,250 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not the Company’s employees or employees of the Company’s affliliates are eligible to participate in the 2017 Plan. The 2017 Plan is administered by the compensation committee of the Company’s board of directors. The 2017 Plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of rewards, determine the award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the 2017 Plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The 2017 Plan requires that the exercise price for stock options and stock appreciation rights be not less then fair market value of the Company’s common stock on date of grant.

The Company awarded a total of 104 restricted stock units to employees and directors under the 2017 Plan on June 2, 2017. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following table contains information regarding restricted stock units:

September 30, 2017
Outstanding on January 1, 2017	-
Units granted during the period	104
Vested and issued	-
Forfeited	-
Outstanding on September 30, 2017	104

On June 2, 2017, the Company granted an aggregate of 53 restricted stock units to employees pursuant to the 2017 Plan. Restricted stock units of 9, 24 and 20 vest in 2017, 2018 and 2019, respectively.

On June 2, 2017, the Company granted 51 restricted stock units to officers pursuant to the 2017 Plan. Restricted stock units of 17, 17 and 17 vest on June 2, 2018, 2019 and 2020, respectively.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $96 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $231 and $0 for the nine months ended September 30, 2017 and 2016, respectively. Additional compensation expense related to restricted stock units will be $110, $285, $212 and $58 for the remainder of 2017, 2018, 2019 and 2020, respectively.

Note 11. Subsequent Events

On October 5, 2017, the Company entered into a Second Amendment to the Credit Agreement (the “Second Credit Agreement Amendment”). The principal modifications to the Credit Agreement resulting from the Second Credit Agreement Amendment are (i) a revision to one of the components of the “Permitted Indebtedness” definition permitting the Company to enter into certain additional loan agreements and (ii) a revision to the provisions in the Credit Agreement permitting the Company to incur certain additional capital expenditures and to enter into certain additional leases.

On October 5, 2017, the Company entered into a lease agreement for a facility in Grand Rapids, Minnesota where the Company intends to relocate its parts distribution facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the caption “Risk Factors,” in our prospectus dated May 12, 2017 (the “Prospectus”), filed with the Securities and Exchange Commission (“SEC”) on May 15, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) and elsewhere in the Quarterly Report on Form 10-Q.

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

Overview

ASV Holdings, Inc. (formerly A.S.V., LLC) (“ASV” the “Company,” “we,” “our” and/or “us”) designs and manufactures a broad range of high quality compact track loader (“CTL”) and skid steer loader (“SSL”) equipment, marketed through a distribution network in North America, Australia and New Zealand under the ASV and Terex brands. We also serve as a private label original equipment manufacturer (“OEM”) for several manufacturers.  Our products are used principally in the construction, agricultural and forestry industries. As a full-service manufacturer, we provide pre- and post-sale dealer support, after-sale technical support and replacement parts supplied from our dedicated logistics center. We also supply a limited version of our assembled undercarriage sets that exclude the suspension to Caterpillar for three versions of Caterpillar’s multi-terrain CTL machines marketed under the CAT brand under a supply contract with Caterpillar.

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

Since the inception of the Joint Venture in December 2014, we have achieved the following:

•

Beginning in the second quarter of 2015, we re-launched the ASV brand with a new logo and newly designed product range of four CTLs and four SSL machines. As of September 30, 2017, we are marketing 12 CTL and SSL products under the ASV brand.

•

We have established our own sales organization, with a National Sales Manager for North America, seven ASV sales account managers and 124 North American ASV dealers and rental accounts with 189 locations in 41 U.S. states and five Canadian provinces as of September 30, 2017.

•

We have grown the ASV distribution network while seeing a decline in activity from dealers in the Terex network. During 2016, 71% of our machine sales were made through our distribution network while 29% of our machine sales were made through Terex dealers. For the three and nine months ended September 30, 2017, machine sales sold through our distribution network were 98% and 96%, respectively.

On May 11, 2017, in connection with the Company’s initial public offering (“IPO”), we converted from a Minnesota limited liability company into a Delaware corporation and changed our name from A.S.V., LLC to ASV Holdings, Inc., which we refer to herein as the “LLC Conversion”. In conjunction with the LLC Conversion,

•

all of our outstanding units converted into shares of our common stock, based on the relative ownership interests of our pre-IPO equity holders as set forth in the A.S.V., LLC limited liability company agreement;

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

Business Outlook

A number of economic indicators that we believe are relevant to our industry and products have been trending favorably in the first nine months of 2017 and are forecasted to continue in a positive direction. A primary driver of demand for our CTL and SSL products is the United States housing market, where the level of new housing starts continues to be below pre-2007 levels. Since 2009, according to the U.S. Census Bureau, new housing starts have incrementally increased to a seasonally adjusted annual rate of 1.2 million units in August 2017 from approximately 0.5 million in October 2009.  This August 2017 rate is 1.4% above the August 2016 rate.

Construction spending in the United States is also experiencing growth. The U.S. Census Bureau reported on October 2, 2017 that total construction spending during August 2017 was estimated at a seasonally adjusted annual rate of $1.2 trillion, 2.5% above the August 2016 estimate.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

For the three months ended September 30, 2017, the Company had net income of $0.5 million compared to a net income of $0.4 million for the three months ended September 30, 2016.

For the three months ended September 30, 2017, net income of $0.5 million consisted of revenue of $30.6 million, cost of sales of $25.8 million, research and development costs of $0.5 million, selling, general and administrative (“SG&A”) expenses of $2.9 million, interest expense of $0.7 million, and an income tax expense of $0.3 million.

For the three months ended September 30, 2016, the net income of $0.4 million consisted of revenue of $23.0 million, cost of sales of $19.3 million, research and development costs of $0.5 million, SG&A expenses of $1.5 million, and interest expense of $1.3 million.

Net Sales: For the three months ended September 30, 2017, net sales were $30.6 million, an increase of approximately $7.6 million or 33.0% from net sales of $23.0 million for the same period in 2016.  The increase in net sales is attributable to increased machine sales of $7.4 million and an increase in aftermarket parts and other sales of $1.1 million, offset by a decrease in sales of undercarriages to Caterpillar of $0.9 million.  Sales of machines through Terex distribution channels were 1.8% of total revenues from sales of machines during the three months ended September 30, 2017, compared to 16.6% during the three months ended September 30, 2016.  Growth in revenues from sales of machines through the ASV North American distribution channels was 89% compared to the three months ended September 30, 2016.  This change in distribution mix was in line with expectations and we expect it to continue.

Increased machine volume and an improved machine mix of larger higher revenue models in the three months ended September 30, 2017, resulted in an increase in machine revenues of 60% or $7.4 million from the same period in 2016. This was due to increased sales of ASV branded machines, reduced volume of Terex branded equipment, down 14.8% to 1.8% of total machines period over period, and lower sales of OEM machines.  Although there were limited price increases on select models sold outside of North America, there was no material impact due to price increases for the three months ended September 30, 2017.

Sales of ASV brand machines increased 89% period over period, more than offsetting the total decline in sales of Terex branded product. For the three months ended September 30, 2017, sales of machines through ASV-managed distribution network increased to 98.2% of machine sales, compared to 83.4% in the prior year. Our continued focus is on increasing the independent ASV dealer network. Twenty-One North America dealer and independent rental locations were added in the third quarter of 2017.

Parts and other sales for the three months ended September 30, 2017 increased $0.2 million compared to the same period in 2016.  This comprised an increase of aftermarket parts sales of $1.0 million, offset by a $0.9 million decrease in Caterpillar undercarriage shipments for the period. This decrease in Caterpillar undercarriage shipments was a result of a lower demand allocation in the period.

Gross Profit: For the three months ended September 30, 2017, our gross profit was $4.8 million or 15.7% of net sales compared to $3.7 million or 16.1% of net sales for the same period in 2016. Gross profit as a percent of net sales decreased primarily as a result of a favorable purchase price variance on rubber tracks and wheels beginning in July of 2016, attributable to decreases in the synthetic and natural rubber indexes.

Research and Development: Research and development expense was $0.5 million or 1.6% of net sales for the three months ended September 30, 2017, compared to $0.5 million or 2.2% of net sales for the same period in 2016.

Selling, general and administrative expense: SG&A expense for the three months ended September 30, 2017 was $2.9 million or 9.5% of net sales, compared to $1.5 million, or 6.5% of net sales, for the comparable period in 2016, an increase of approximately $1.4 million or 93.3%, respectively.  The main contributing factors to the increase were (i) a $0.1 million increase from costs associated with stock compensation, (ii) a $0.4 million increase resulting from costs associated with operating as a public company, (iii) a $0.5 million favorable adjustment to product liability expense in 2016, and (iv) a $0.2 million net increase in selling and administrative costs relating to adding a dedicated ASV sales team, advertising, and marketing of the ASV brand and performance compensation and commissions.

Operating Income: For the three months ended September 30, 2017, our operating income was $1.5 million or 4.9% of net sales, compared to $1.7 million or 7.4% of net sales for the same period in 2016. Operating income decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the three months ended September 30, 2017, was $0.7 million compared to $1.3 million for the same period in 2016, principally due to lower borrowings on our debt facilities, pay down of debt from IPO proceeds and improved rates, a result of refinancing our debt in December of 2016.

Tax: For the three months ended September 30, 2017, the Company recorded an income tax provision of $0.3 million compared to zero tax for the three months ended September 30, 2016.  The income tax provision consists of federal and state taxes.

Net income: For the three months ended September 30, 2017, our net income was $0.5 million compared to a net income of $0.4 million for the same period in 2016, an increase of $0.1 million and is attributable to the items discussed above.

EBITDA:

EBITDA totaled $2.7 million or 8.7% of net sales for the three months ended September 30, 2017 compared to $2.9 million or 12.7% of net sales for the same period in 2016. The decrease in EBITDA for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 resulted from reduced interest charges of $0.6 million, offset by increased net income of $0.1 million and increased tax expense of $0.3 million.

EBITDA totaled $8.2 million or 8.9% of net sales for the nine months ended September 30, 2017 compared to $8.2 million or 10.4% of net sales for the same period in 2016.  The offsetting changes in EBITDA for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 were due to increased net income of $1.5 million and increased depreciation and amortization of $0.2 million, offset by reduced interest charges of $1.3 million and a tax benefit of $0.4 million.

The table below sets forth a reconciliation of Net Income to EBITDA (in thousands of dollars) :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$522	$438	$2,505	$949
Interest Expense	698	1,259	2,463	3,816
Depreciation & Amortization	1,192	1,219	3,626	3,447
Income Tax (Benefit) Expense	257	-	(372)	-
EBITDA (1)	$2,669	$2,916	$8,222	$8,212
% of Sales	8.7%	12.7%	8.9%	10.4%

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

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, the Company had a net income of $2.5 million compared to a net income of $0.9 million for the same period ended September 30, 2016.

For the nine months ended September 30, 2017, net income of $2.5 million consisted of revenue of $92.9 million, cost of sales of $78.4 million, research and development costs of $1.6 million, SG&A expenses of $8.3 million, interest expense of $2.5 million and an income tax benefit of $0.4 million.

For the nine months ended September 30, 2016, the net income of $0.9 million consisted of revenue of $78.8 million, cost of sales of $66.2 million, research and development costs of $1.5 million, SG&A expenses of $6.2 million, and interest expense of $3.8 million.

Net Sales: For the nine months ended September 30, 2017, net sales were $92.9 million, an increase of approximately $14.1 million or 17.9% from net sales of $78.8 million for the same period in 2016.  The increase in net sales is attributable to increased machine sales of $14.0 million, increased sales of aftermarket parts and other of $0.9 million, offset by decreased sales of undercarriages to Caterpillar of $0.8 million. Sales of machines through Terex distribution channels were 3.9% of total revenues from sales of machines during the nine months ended September 30, 2017, compared to 37.8% during the nine months ended September 30, 2016.  Growth in revenues from sales of machines through the ASV North American distribution channels was 98% compared to the nine months ended September 30, 2016.

Increased machine volume and an improved machine mix of larger higher revenue machines in the nine months ended September 30, 2017, resulted in an increase in machine revenues of 30% or $14.0 million from the same period in 2016. This was due to reduced volume of Terex branded equipment, down 33.9% period over period, and lower sales of OEM machines. Although there were limited price increases on select models sold outside of North America, there was no material impact due to price increases for the nine months ended September 30, 2017.

Sales of ASV-branded machines increased 98% period over period, offsetting 100% of the decline in sales of Terex-branded products. For the nine months ended September 30, 2017, sales of machines through ASV-managed distribution network increased to 96.1% of machine sales, compared to 62.2% in the same period in 2016. Our continued focus is on increasing the independent ASV dealer network. Fifty-Six North America dealer and independent rental locations were added during the first nine months of 2017.

Parts and other sales for the nine months ended September 30, 2017 increased $0.1 million compared to the same period in 2016. This was comprised of increased sales of aftermarket parts and other of $0.9 million, offset by decreased sales of undercarriages to Caterpillar of $0.8 million.

Gross Profit: For the nine months ended September 30, 2017, our gross profit was $14.5 million or 15.6% of net sales compared to $12.5 million or 15.9% of net sales for the same period in 2016. Gross profit as a percent of net sales decreased primarily as a result of a favorable warranty rate adjustment applied in 2016 which has carried forward to 2017, favorable purchase price variance on rubber tracks and wheels beginning in July of 2016 attributable to decreases in the synthetic and natural rubber indexes, combined with the establishment of an inventory reserve on aftermarket parts and a decrease in freight in ending inventory correlating to the 13% reduction of inventory in the period. This was offset in part by favorable machine volume and model mix.

Research and Development: Research and development expense was $1.6 million or 1.7% of net sales for the nine months ended September 30, 2017, compared to $1.5 million or 1.9% of net sales for the same period in 2016. The increase of $0.1 million is attributable to expenditures related to the launch of new product designs for the ASV brand in connection with the implementation of Tier 4 emissions standards during the period.

Selling, general and administrative expense: SG&A expense for the nine months ended September 30, 2017 was $8.3 million or 8.9% of net sales, compared to $6.2 million, or 7.9% of net sales, for the comparable period in 2016, an increase of approximately $2.1 million or 33.9%, respectively. Excluding costs relating to the Joint Venture of $0.2 million of machine selling expenses paid to Terex that were incurred in the nine months ended September 30, 2016, the net year-over-year increase in SG&A expense was $1.9 million. The main contributing factors to the increase were (i) a $0.1 million increase from costs associated with the 2017 ConExpo trade show,(ii) an approximately $0.2 million favorable adjustment to the accrual for product liability expenses (partially offset by $0.1 million in associated legal expenses), due to the settlement of a product liability claim lower than the accrued cost, (iii) a $0.3 million increase from costs associated with stock compensation and transaction related compensation costs, (iv) a $0.6 million increase in public company costs and (v) a $0.7 million increase in selling and administrative costs relating to adding a dedicated ASV sales team, advertising, and marketing of the ASV brand and performance compensation and commissions.

Operating Income: For the nine months ended September 30, 2017, our operating income was $4.6 million or 5.0% of net sales, compared to $4.8 million or 6.1% of net sales for the same period in 2016. Operating income as a percent of net sales decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the nine months ended September 30, 2017, was $2.5 million compared to $3.8 million for the same period in 2016, principally due to lower borrowings on our debt facilities, pay down of debt from IPO proceeds and improved rates, a result of refinancing our debt in December of 2016, offset in part by a $0.1 million debt extinguishment charge related to the pay-off of term loan A from IPO proceeds.

Tax: For the nine months ended September 30, 2017 the Company recorded an income tax benefit of $0.4 million compared to zero tax for the nine months ended September 30, 2016. The income tax benefit was generated as a result of establishing a deferred tax asset of $0.9 million on conversion of the Company from a Minnesota limited liability company to a Delaware corporation immediately prior to the IPO in May 2017 that was offset by a tax charge on income at an effective tax rate of 26.98% or $0.6 million. The Company’s effective tax rate is lower than the statutory rate of 35% primarily related to this discrete item.

Net income: For the nine months ended September 30, 2017, our net income was $2.5 million compared to a net income of $0.9 million for the same period in 2016, an increase of $1.6 million and is attributable to the items discussed above.

Liquidity and Capital Resources

Since December 2014, we have funded our business activities by utilizing a revolving credit facility, a term loan for financing, cash generated from operations and an equity contribution by Manitex and Terex in the first quarter of 2016. On December 23, 2016, the Company entered into a new unitranche credit agreement with PNC Bank, National Association (“PNC”) and White Oak Global Advisors, LLC (“White Oak”) to provide a $65.0 million, 5-year credit facility (the “Credit Agreement”). This new facility replaced the Company’s previous revolving credit and term loan facilities with JPMorgan Chase Bank, N.A., and Garrison Loan Agency Services LLC. The credit facility consists of $65.0 million in senior secured financing, with PNC providing a $35.0 million senior revolving credit facility (which is subject to availability based primarily on eligible accounts receivable and eligible inventory) and a senior secured Term Loan A in the amount of $8.5 million, and White Oak providing a senior secured Term Loan B in the amount of $21.5 million.  A total of $46.7 million was drawn by the Company at the closing of the Credit Agreement. For more information, see Note 9, “Debt” to the unaudited condensed financial statements included elsewhere in the Quarterly Report on Form 10-Q.

We use our capital resources to:

•	fund operating costs;

•	fund capital requirements, including capital expenditures;

•	make debt and interest payments; and

•	invest in new ventures.

We need cash to meet our working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. We intend to use cash flows from operations and existing availability under the current revolving credit facility to fund anticipated levels of operations for the next twelve months. As our availability under our credit lines is limited, it is important that we manage our working capital. We may need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

During the three months ended June 30, 2017, we applied the net proceeds of $10.4 million from the Company’s IPO to reduce our term debt balances by $9.8 million and our revolving credit line by $0.6 million.

Cash Flows

Nine Months Ended September 30, 2017

Operating activities generated $8.8 million of cash for the nine months ended September 30, 2017, comprised of a net income of $2.5 million, non-cash items that totaled $3.6 million and changes in assets and liabilities, which generated $2.7 million. The principal non-cash items are depreciation and amortization of $3.6 million, share-based compensation of $0.2 million, deferred income tax benefit $(0.9), amortization of deferred finance cost of $0.2 million, debt extinguishment of $0.1 million and an increase in inventory reserves of $0.4 million.

The changes in assets and liabilities generated $2.7 million. The changes in assets and liabilities had the following impact on cash flows: Accounts receivable consumed $3.5 million, trade receivables/payables from affiliates generated $0.2 million, inventory generated $5.3 million, prepaid expenses consumed $0.1 million, trade accounts payable generated $2.2 million, and accrued expenses consumed $1.4 million.  The increase in accounts receivable is principally due to increased sales. Days sales outstanding at September 30, 2017 were 54 days, compared to 63 days at December 31, 2016. The decrease in inventory relates primarily to the consumption of material on hand at the end of the period of December 31, 2016 that was used for product manufactured for international shipments in the first quarter of 2017, along with enhancements to our material planning to more closely align with our production plan.  This has resulted in reduced component inventory which in turn has significantly improved our days in inventory metric.  The $1.4 million reduction in accrued expenses related principally to $1.2 million for product liability and $0.2 million for reduced legal accrual.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the nine months ended September 30, 2017 generated $0.1 million of cash. We consumed $0.5 million of cash to purchase machinery and equipment, principally related to tooling for Tier IV, information technology systems upgrades and building improvements. We generated $0.5 million of cash collateral held in escrow under our credit facility.

Financing activities consumed $9.4 million in cash for the nine months ended September 30, 2017. We used $1.8 million of cash for principal payments on debt, consumed $0.009 million on debt issuance costs, and repaid $7.6 million on our existing revolving credit facility.

Nine Months Ended September 30, 2016

Operating activities consumed $2.1 million of cash for the nine months ended September 30, 2016 comprised of a net income of $0.9 million, non-cash items that totaled $4.0 million and changes in assets and liabilities, which consumed $7.1 million. The principal non-cash items are depreciation and amortization of $3.4 million, amortization of deferred finance cost of $0.4 million, loss on sale of fixed assets of $0.02 million and an increase in allowance for doubtful accounts of $0.04 million and an increase in inventory reserves of $0.1 million.

The changes in assets and liabilities consumed $7.1 million. The changes in assets and liabilities had the following impact on cash flows: trade receivables/payables from affiliates consumed $0.7 million, inventory consumed $4.0 million, accounts payable consumed $1.0 million, and accrued expenses consumed $1.2 million.

Investing activities for the nine months ended September 30, 2016 consumed $0.3 million of cash representing the purchase of machinery and equipment.

Financing activities generated $2.4 million in cash for the nine months ended September 30, 2016. Cash was generated by an additional member’s equity contribution of $5.0 million and advances on the revolving credit facility of $3.0 million.  Other financing activities consumed $5.6 million, which related to term debt principal repayments of $5.5 million and $0.1 million of debt issuance costs.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Significant Accounting Policies” in our Prospectus dated May 12, 2017.

Off-Balance Sheet Arrangements

At September 30, 2017 we had $0.2 million of standby letters of credit outstanding. PNC Bank has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under our workers’ compensation insurance policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks that exist as part of our ongoing business operations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the PNC prime rate and LIBOR. At September 30, 2017, we had approximately $25.8 million of variable rate debt with a weighted average interest rate of approximately 8.39%. An increase of 1% in our average floating interest rates at September 30, 2017 would increase interest expense by approximately $0.3 million.

Commodities Risk

We purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major part of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. Changes in input costs did not have a significant effect on our operating performance in 2016 or the nine months ended September 30, 2017. During 2016 and during the nine months ended September 30, 2017, raw materials and component were generally available to meet our production schedules and had no significant impact on our revenues.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings, including the proceeding before the National Labor Relations Board described in “Risk Factors–Risks Related to Our Business” in our Prospectus dated May 12, 2017. We are also involved in products liability and workers’ compensation matters which have arisen in the normal course of our business operations. On May 11, 2017, the Company obtained insurance coverage for product liability exposures, certain exposures related to general, workers’ compensation and automobile liability, catastrophic losses as well as those risks required to be insured by law or contract.  The Company’s workers’ compensation policies have a $0.25 million per claim deductible with a $1.0 million aggregate deductible.  The Company also maintains an occurrence based product liability policy with a $0.5 million per claim self-insured retention.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Prospectus dated May 12, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

ASV Holdings, Inc.

Date: November 2, 2017	By:	/s/ Andrew M. Rooke
Andrew M. Rooke
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Melissa K. How
Melissa K. How
CFO and Secretary (Principal Financial and Accounting Officer)