Form 10-K
period 2017-12-31
ASV HOLDINGS, INC.
filed 2018-03-22
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38089

ASV HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1501649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
840 Lily Lane Grand Rapids, MN	55744
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (218) 327-3434

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $79,870,000 based on the closing price of the Registrant’s common stock on June 30, 2017 of $8.15 per share, as reported by the Nasdaq Capital Market.

The number of shares of Registrant’s Common Stock outstanding as of March 19, 2018 was 9,815,482.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 7, 2018, are incorporated by reference into Part III of this Annual Report.

i

Forward-Looking Statements

This Annual Report filed on Form 10-K and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements, which involve substantial risks and uncertainties. In this Annual Report, all statements other than statements of historical or present facts contained in this Annual Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends” or “continue,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements in this Annual Report or incorporated documents include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements concerning our operations as a company separate from Terex and Manitex, (5) statements of expected future economic conditions and the effect on us and on dealers or OEM customers, (6) expected benefits of our cost reduction measures, and (7) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Risk Factors”:

• our ability to sustain profitability in accordance with our historical growth;

• substantial deterioration in economic conditions, especially in our end-use markets in the United States, Australia and New Zealand;

• market acceptance of our rubber-tracked CTLs;

• material decreases or delays in government spending;

• a substantial portion of our net sales are attributed to a limited number of dealers and OEM customers, which may decrease or cease purchasing any time;

• our level of indebtedness and the resulting restrictions on our operations and financial flexibility;

• our ability to protect our intellectual property and proprietary rights, including protection for our key patent for our Posi-Track undercarriage and suspension, which expire in 2023;

• changes in our product mix;

• inability to satisfy orders and conversion of our backlog and open orders into revenue;

• availability of third-party financing for dealers and the credit-worthiness of dealers;

• increases in interest rates;

• the collectability of and adequacy of our reserves for our trade receivables;

• delays or shortages from our key suppliers or the increase in the cost of materials;

• the quality of component parts we receive from third-party suppliers and our ability to develop and produce quality products that meet the needs of dealers, OEM customers and end-users;

• disruptions, shut downs or damage to our information technology systems due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages or other catastrophes or unforeseen events;

• our ability to obtain additional funding for our future operations;

• our ability to integrate future acquired businesses;

ii

• retention of qualified management personnel;

• competition from our key competitors, some of which have greater financial, production, research and development resources and substantially greater name recognition than us;

• our ability to effectively respond to technological changes and introduce new products;

• the inventory management decisions and sourcing practices of our dealers;

• legal proceedings and legal compliance risks;

• damage to, or other interruptions, including work stoppages and labor disputes, at our manufacturing facilities;

• the cost of compliance with applicable laws and regulations, including environmental laws and laws applicable to our international sales, such as anti-corruption laws;

• the risks associated with our international sales and the strength of the U.S. dollar against local currencies;

• unanticipated tax liabilities;

• changes in accounting standards or assumptions in applying accounting policies;

• future impairment to our intangible assets and goodwill;

• the risks associated with our relationship with Manitex and Terex, including the ability of Manitex and Terex to exert significant influence over us and the ability of Manitex and Terex (through its wholly-owned subsidiary) to sell our common stock pursuant to a registration rights agreement;

• the risks associated with our separation from Manitex and Terex, including the increased costs of operations as a public company, our limited history operating as an independent company, our ability to maintain effective internal control over financial reporting as a stand-alone company, and our ability to negotiate reasonable agreements for transition services with Manitex and Terex and to successfully replace those agreements after they expire;

• the development of an active, liquid and orderly trading market in our common stock and the volatility of our stock price;

• the risk of a decline in our stock price due to unfavorable commentary or downgrades from analysts;

• the risk of securities litigation;

• our qualification as an “emerging growth company”, which could make our common stock less attractive to investors;

• your profit from an investment in our common stock being limited to an increase in the market price of our shares due to the likelihood that we will not pay dividends; and

• anti-takeover provisions under Delaware law and our charter documents that may discourage an acquisition or replacement of current management even when it would be beneficial to our stockholders.

Management believes that the forward-looking statements contained herein are reasonable as and when made. Such forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. You are cautioned not to place undue reliance on the forward-looking statements because they speak only as of the date when made. Unless required by law, we do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements we make.

iii

PART I

Item 1. Business.

Overview

ASV Holdings, Inc. (formerly A.S.V., LLC) (referred to herein as “ASV,” “the Company,” “we,” “our” and/or “us”) designs and manufactures a broad range of high quality compact track loader (“CTL”) and skid steer loader (“SSL”) equipment, marketed through a distribution network in North America, Australia and New Zealand under the ASV brand. We also serve as a private label original equipment manufacturer (“OEM”) for several manufacturers.  Our products are used principally in the construction, agricultural and forestry industries. As a full-service manufacturer, we provide pre- and post-sale dealer support, after-sale technical support and replacement parts supplied from our dedicated logistics center. We also supply a limited version of our assembled undercarriage sets that exclude the suspension to Caterpillar for three versions of Caterpillar’s multi-terrain CTL machines marketed under the CAT brand under a supply contract with Caterpillar.

Background:

A.S.V., Inc. was founded in 1983 and launched its first CTL machine in 1990. It launched as a publicly-traded company on Nasdaq in 1994 and operated as a public company until it was acquired by Terex Corporation (“Terex”) on March 3, 2008. On December 19, 2014, Manitex International, Inc. (“Manitex”) purchased 51% of ASV from Terex pursuant to a joint venture arrangement with Terex (the “Joint Venture”). On December 23, 2014, A.S.V., Inc. was converted to a Minnesota limited liability company and its name was changed to A.S.V., LLC. The terms of the Joint Venture and objectives of ASV management included the following:

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

Since the inception of the Joint Venture in December 2014, we have achieved the following:

•

Beginning in the second quarter of 2015, we re-launched the ASV brand with a new logo and newly designed product range of four CTLs and four SSL machines. As of December 31, 2017, we are marketing 12 CTL and SSL products under the ASV brand.

•

We have established our own sales organization, with a National Sales Manager for North America, seven ASV sales account managers and 130 North American ASV dealers and rental accounts with 222 locations in 41 U.S. states and five Canadian provinces as of December 31, 2017.

•

We have grown the ASV distribution network while seeing a decline in activity from dealers in the Terex network. During 2016, 71% of our machine sales were made through our distribution network while 29% of our machine sales were made through Terex dealers. For the year ended December 31, 2017, 97% of our machine sales were made through our distribution network and 3% through Terex distribution.

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

Business Outlook

A number of economic indicators that we believe are relevant to our industry and products have been trending favorably in 2017 and are forecasted to continue in a positive direction. A primary driver of demand for our CTL and SSL products is the United States housing market, where the level of new housing starts continues to be below pre-2007 levels. Since 2009, according to the U.S. Census Bureau, new housing starts have incrementally increased to a seasonally adjusted annual rate of 1.3 million units in January 2018 from approximately 0.5 million in October 2009.  This January 2018 rate is 9.7% above the December 2017 rate.

Construction spending in the United States is also experiencing growth. The U.S. Census Bureau reported on February 1, 2018, that total construction spending during December 2017 was estimated at a seasonally adjusted annual rate of $1.3 trillion, 2.6% above the December 2016 estimate.

The equipment rental industry forecasts growth to nearly $60 billion by 2021, according to its ARA Rental Market Monitor, published on February 19, 2018, and investment in rental equipment is projected to increase by 3.1% in 2018 and 8.8% in 2019.

The economies of the markets to which we sell our products have for the past few years operated with interest rates at historically low levels. Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures which in turn affects sales of our products that serve these activities. Interest rate changes also affect the ability of dealers to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. In the United States, during 2016 and 2017, the Federal Reserve began increasing interest rates from their historically low levels. Increases in interest rates could negatively impact our sales and create supply chain inefficiencies.

Factors Affecting Revenues and Gross Profit

We derive most of our revenue from purchase orders from dealers and distributors and our two largest customers accounted for 32% and 36% of net sales for the years ended December 31, 2017 and 2016, respectively. The demand for our products depends upon the general economic conditions of the markets in which we compete, residential housing starts, general construction activity and upon dealer and end-user replacement or repair cycles. Adverse economic conditions may cause dealers or end-users to forego or postpone new purchases in favor of repairing existing machinery. In addition to the United States, we sell to dealers in Canada, Australia and New Zealand. All of our sales are denominated in U.S. dollars. The strengthening of the U.S. dollar against these other currencies may have a negative impact on sales volume and sales prices to dealers outside of the United States.

Factors that affect gross profit include product mix, production levels and cost of raw materials. Margins tend to increase when sales are skewed towards larger, tracked machines and replacement parts. As a consequence, gross profit margins can vary from period to period. Replacement parts generally command higher margins than product sales.

For further information on our revenues, profits and losses and total assets, see the audited financial statements and notes starting on page F-1 of this Annual Report.

Backlog

The Company’s backlog as of December 31, 2017 and 2016, was $12.7 million and $6.9 million, respectively, and is based upon the value of received orders.

Competition

In all markets, we compete on the basis of product performance, customer service, quality and price. From time to time, the intensity of competition results in price discounting in a particular industry or region. Such price discounting puts pressure on margins and can negatively impact operating profit.

Raw Materials and Component Products

The Company’s operating philosophy is to design, source, integrate, quantitatively assess, assemble, ship and integrate product from parts and systems available from third parties. Consequently, we purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major component of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Some components may not be easily interchanged with components from alternative suppliers and have been designed into our products. For example, our engine strategy is to utilize a small number of suppliers such as Kubota, Perkins, Cummins and Deutz. During 2016 we introduced strategic supply chain management to increase focus on sourcing components and to proactively manage our supply base. This broadens and increases responsibility from a solely purchasing function with anticipated benefits in both delivered quality and cost of components that we purchase.

Patents, Trademarks and Trade Secrets

Our future success and competitive position depend in part upon our ability to obtain and maintain certain proprietary technologies used in our principal products. We generally rely on patent, trade secret and copyright laws as well as confidentiality agreements with other parties to protect our technologies. We believe that we have patent protection relating to certain existing products, specifically with respect to our proprietary Posi-Track undercarriage and suspension. We may also apply for and receive patent protection for our products in the future. We own or have rights to various trademark registrations and trademark registration applications in the United States that we use in connection with our business. The Company has and will continue to dedicate technical resources toward the further development of our products and processes in order to maintain its competitive position.

Environmental Matters

We generate hazardous and nonhazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects and require compliance with certain practices when handling and disposing of hazardous and nonhazardous wastes.

Research and Development

Research and development expense was $2.1 million or 1.7% of net sales for the year ended December 31, 2017, compared to $2.0 million or 1.9% of net sales for the same period in 2016. The increase of $.01 million is attributable to expenditures related to the launch of new product designs for the ASV brand in connection with the implementation of the Tier IV emissions standards during the period.

Employment

As of December 31, 2017, we employed 156 people on a full-time basis.

Item 1A. Risk Factors.

Risks Related to Our Business

Our growth and profitability are dependent on a number of factors, and our historical growth may not be indicative of our future growth.

Our historic results since the implementation of our new strategy in December 2014 should not be considered as indicative of our future performance. We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our revenue could continue to decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Significant deterioration in economic conditions, especially in our end-use markets in the United States, Canada, Australia and New Zealand, may have negative effects on our results of operations and cash flows.

For the year ended December 31, 2017 and 2016, 99.3% and 99.7%, respectively, of our total revenue came from sales in the United States, Canada, Australia and New Zealand. Economic conditions, particularly in these countries, affect our sales volumes, pricing levels and overall profitability. Moreover, demand for many of our products depends on end-use markets. Our products and services are used primarily in residential construction and construction end-use markets and, to a lesser extent, in industrial, forestry and agricultural activity and end-use markets. Weakness in our end-use markets, such as a decline in construction, residential construction and agriculture end-use markets or industrial activity may in the future lead to a decrease in the demand for our equipment or prices we can charge. Factors that may cause weakness in these countries and our end-use markets include:

•	weakness in the economy, decreases in the market value of real estate or the onset of a new recession;

•	slowdowns in construction in these countries and the geographic regions in which we operate;
•	reductions in spending levels by dealers and end-users;
•	unfavorable credit markets affecting end-user access to capital;
•	adverse changes in federal and local government infrastructure spending;
•	an increase in the cost of construction materials;
•	adverse weather conditions which may affect a particular region;
•	oversupply of available commercial real estate in the markets we serve;
•	increases in interest rates; and
•	terrorism or hostilities involving the United States.

In addition, the cyclicality of our industry makes it more difficult for us to forecast trends. Uncertainty regarding future product demand could cause us to maintain excess equipment inventory and increase our equipment inventory costs.

Challenging economic conditions may also impair the ability of dealers to pay for products they have purchased. As a result, our reserves for doubtful accounts and write-offs for accounts receivable may increase and there may be deterioration in the credit quality of dealers and the estimated residual value of our equipment. This could further negatively impact the ability of dealers to obtain the resources they need to make purchases of our equipment. Reduced credit availability will diminish dealers’ ability to invest in their businesses, refinance maturing debt obligations, and meet ongoing working capital needs. If dealers do not have sufficient access to credit, demand for our products will likely decline. Reduced access to credit and the capital markets will also negatively affect our ability to invest in strategic growth initiatives such as acquisitions.

If our rubber-tracked CTLs do not continue to receive market acceptance, our operating results will be harmed.

Our success is dependent upon continued market acceptance of rubber-tracked CTLs in the markets in which our products compete. Most tracked vehicles that compete with our Posi-Track products utilize a different steel embed design. There can be no assurance that our products will gain sufficient market acceptance to enable us to sustain profitable operations.

Our business is sensitive to government spending.

Many dealers and end-users depend substantially on government spending, including highway construction and maintenance and other infrastructure projects by U.S. federal and state governments and governments in other nations. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease.

Our net sales are attributed to a limited number of customers, including OEM customers and dealers, which may decrease or cease purchasing any time.

Our two largest customers accounted for 32% and 36% of net sales for the years ended December 31, 2017 and 2016, respectively. We generally do not have long-term supply agreements with dealers or our OEM customers. Even if a multi-year contract exists, dealers and OEM customers are not required to commit to minimum purchases and can cease purchasing at any time. If we were to lose either a significant customer or several smaller customers, our operating results and cash flows would be adversely impacted.

Our level of indebtedness reduces financial flexibility and could impede our ability to operate.

As of December 31, 2017, our total debt was $27.5 million, which includes a revolving term credit facility and term debt.

Our level of debt affects our operations in several important ways, including the following:

•	a significant portion of our cash flow from operations is likely to be dedicated to the payment of the principal and interest on our indebtedness;
•	our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited;
•	we may be unable to refinance our indebtedness on terms acceptable to us or at all;
•	our cash flow may be insufficient to meet our required principal and interest payments; and
•	we may be unable to obtain additional loans as a result of covenants and agreements with existing debt holders.

We may not be able to adequately protect our intellectual property and proprietary rights and our products could infringe on the intellectual property of others, which could harm our future success and competitive position.

Our future success and competitive position depend in part upon our ability to obtain and maintain certain proprietary technologies used in our principal products. We may not always be successful in preventing the unauthorized use of our existing intellectual property rights by our competitors. We may not be able to discover unauthorized use of our proprietary technologies in the future or be able to receive any payments therefor. If we are not successful in protecting our intellectual property, it may result in the loss of valuable technologies or require us to make payments to other companies for infringing on their intellectual property rights. We generally rely on patent, trade secret and copyright laws as well as confidentiality agreements with other parties to protect our technologies; however, some of our technologies may not be protected. Confidentiality agreements may be breached or terminated, and we may not have adequate remedies for any breach. A third party could copy or otherwise obtain and use our products or technology without authorization. Additionally, third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property rights. Litigation may be necessary for us to defend against claims of infringement or to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts. Further, we might not prevail in such litigation, which could harm our business and could result in us having to obtain a license to sell our products or pay substantial royalties. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We believe that we have patent protection relating to certain existing products, specifically with respect to our proprietary Posi-Track undercarriage and suspension. We may also apply for and receive patent protection for our products in the future. We may not accurately predict all of the countries where patent protection will ultimately be desirable and currently have only filed for protection in the United States. If we have failed to timely file a patent application in other countries, we may be precluded from doing so at a later date. Further, competitors may infringe on our patents and we may not have adequate resources to enforce our patents. We may also have any of the following occur:

•	any of our patents could be invalidated, circumvented or challenged;
•

any of our pending or future patent applications could fail to be issued within the scope of the claims sought by us, if at all, and patents issued from such applications may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage;

•	others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents; or
•	steps taken by us to protect our technologies may not prevent misappropriation of such technologies.

In addition, the key patent related to our Posi-Track undercarriage and suspension expires in 2023. Approximately 73.6% and 66.7% of our revenues for 2017 and 2016, respectively, excluding parts sales, were related to this key patent. The technology underlying our proprietary Posi-Track products can be used by any third party, including competitors, once the applicable patent terms expire. This may subject us to increased competition and reduce or eliminate our opportunity to generate revenues from the Posi-Track system and we cannot at this time estimate the financial impact on our business of the expiration of this patent.

We also own or have rights to various trademark registrations and trademark registration applications in the United States that we use in connection with our business. Monitoring unauthorized use of our trademarks is difficult and expensive, and we may not be able to prevent misappropriation of our trademark rights in all jurisdictions, particularly in countries other than the United States.

Changes in our product mix could materially and adversely affect our business.

The margins on our revenues from some of our product and service offerings are higher than the margins on some of our other product and service offerings. In particular, the margins vary between sales of equipment as compared to sales of our replacement parts, between our smaller and larger machines, and between our CTL and SSL machines. A decrease in demand for our higher margin products and service offerings, such as our larger machines and parts, could have a negative impact on our profitability. Our margins can also fluctuate based upon competition, alternative products and services, operating costs and contractual factors. In addition, we may not be able to accurately estimate the margins of some of our new and developing products and new products and services may have lower margins than our current products and services.

Our inability to satisfy orders on a timely basis could have a material adverse effect on our business, results of operations and financial condition and the conversion of our backlog and open orders into revenue may occur at a slower rate than historical trends.

Our backlog as of December 31, 2017 and 2016, was $12.7 million and $6.9 million, respectively. This backlog is based upon the value of received orders. Certain of our equipment are produced after a price has been agreed to, an order has been received and a deposit has been paid by a dealer or OEM customer and generally require delivery within a specified period of time. If we are unsuccessful in recruiting skilled labor, experience delays in purchase component deliveries or experience changes in specifications on ordered equipment, the rate at which backlog or open orders are converted into revenue may be slower than we have historically experienced. If it takes longer than expected to realize revenue, our results of operations and financial condition may be materially and adversely affected. Additionally, any failure to deliver products on a timely basis could result in dealers or OEM customers cancelling their orders, requesting discounts or ceasing to do business with us altogether. The historical relationship of backlog to sales revenues actually realized by us, should not be considered indicative of future results.

Some dealers rely on financing with third parties to purchase our products, and the unavailability to them of financing on favorable terms could reduce our revenues.

Significant portions of our sales are financed by third-party finance companies on behalf of our dealers. The availability of financing by third parties is affected by general economic conditions, the creditworthiness of dealers and the estimated residual value of our equipment. Deterioration in the credit quality of dealers or the estimated residual value of our equipment could negatively impact the ability of dealers to obtain the resources they need to purchase our equipment and reduce demand for new equipment. There can be no assurance that third party finance companies will continue to extend credit to dealers in terms dealers find favorable or at all.

Some dealers have been unable to obtain the credit they need to buy our equipment. As a result, in the future some dealers may need to cancel existing orders. Given the lack of liquidity, dealers may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment. These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

Increases in interest rates in the United States may negatively impact our sales and create other supply chain inefficiencies.

The Federal Reserve increased interest rates in December 2016, March, June and December 2017 from the historically low levels with which we have operated in the past few years, and has signaled that further rate hikes are likely. Interest rate changes affect dealers’ ability to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. Interest rate changes also affect overall economic growth, which affects demand for residential and nonresidential structures which in turn affects sales of our products that serve these activities. Increases in interest rates could negatively impact our sales and create supply chain inefficiencies.

We may experience losses in excess of our recorded reserves for trade receivables.

As of December 31, 2017, 2016, we had trade receivables of $18.3 million and $13.6 million, respectively. We evaluate the collectability of open accounts, finance receivables and note receivables based on a combination of factors and establish reserves based on our estimates of probable losses. In circumstances where we believe it is probable that a specific dealer or OEM customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to recover. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of dealers and OEM customers and past collections experience. Continued economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain materials and manufactured components, including rubber track components used in our products, from third-party suppliers. Some components may not be easily interchanged with components from alternative suppliers and have been designed into our products. Our key suppliers include Kubota, Perkins, Cummins and Deutz. Any delay in the ability of our suppliers to provide us with necessary materials and components may affect our capabilities at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to dealers and OEM customers and, accordingly, could have a material adverse effect on business, results of operations and financial condition.

In addition, we purchase material and services from suppliers on extended terms based on our overall credit rating. Negative changes in our credit rating may impact suppliers’ willingness to extend terms and increase the cash requirements of the business.

Finally, some of our key supplier arrangements are currently contracted through Terex. If these suppliers are unwilling to enter into new supply arrangements with us, or are unwilling to allow Terex to assign these contracts to us, we would need to find alternative supply arrangements.

Price increases in materials could affect our profitability.

Our products contain a large amount of steel, rubber and other materials. In the past, market prices of some of our materials, including steel, increased significantly. If we experience future significant increases in material costs, including steel, we may not be able to reduce product cost in other areas or pass future material price increases on to dealers and our margins could be adversely affected. The prices we pay for raw materials used in our products may be impacted by tariffs. On March 8, 2018, the Trump Administration signed an order that will impose an import tariff of 25% on steel. As a result of this tariff, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material price increases on to dealers, it could have a material adverse effect on our business, financial condition and results of operations.

The quality and performance of our equipment are, in part, dependent on the quality of our equipment’s component parts that we obtain from various suppliers, which makes us susceptible to performance issues that could materially and adversely affect our business, reputation and financial results.

Our construction equipment is sophisticated and complex, and the success of our equipment is dependent, in part, upon the quality and performance of key components, such as rubber track components, engines, fuel systems, hydraulic pumps and hoses, tires and wheels, breakers, and complex electrical components and associated software. There can be no assurance that these parts and components will not have performance issues from time to time, and the warranties provided by our suppliers may not always cover the potential performance issues. We may face disputes with our suppliers with respect to those performance issues and their warranty obligations, and dealers or OEM customers could claim damages as a result of such performance issues.

If any of the component parts we obtain from our suppliers are defective, we may incur liabilities for warranty claims. The supplier in any such case may not fully compensate us for any such liabilities. We may also be responsible for obtaining replacement parts and incur liability related thereto.

We depend on our information technology systems. If our information technology systems do not perform in a satisfactory manner or if the security of them is breached, it could be disruptive and adversely affect our operations and results of operations.

We depend on our information technology systems, some of which are managed by third parties and by Terex, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, dealers and other business partners), and to manage or support a variety of critical business processes and activities. If our information technology systems do not perform in a satisfactory manner, it could be disruptive and adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.

Furthermore, our information technology systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. A failure of or breach in information technology security could expose us and our dealers, distributors and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures, each of which could have a material adverse effect on our business or results of operations.

We may require additional funding, which may not be available on favorable terms or at all.

Our future capital requirements will depend on the amount of cash generated or required by our current operations and the successful implementation of our strategy for the future, as well as additional funds which may be needed to finance future acquisitions. Future cash needs are subject to substantial uncertainty.

We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations or to forego making future acquisitions. If we raise additional funds by issuing equity securities, existing stockholders may be diluted.

We may face limitations on our ability to integrate acquired businesses.

From time to time, we may engage in acquisitions involving risks, including the possible failure to successfully integrate and realize the expected benefits of these acquisitions. We anticipate making acquisitions in the future and our ability to realize the anticipated benefits of these transactions, including the expected combination benefits, will depend, largely on our ability to integrate acquired businesses.

The risks associated with future acquisitions may include:

•	the business culture of the acquired business may not match well with our culture;
•	technological and product synergies, economies of scale and cost reductions may not occur as expected;
•	we may acquire or assume unexpected liabilities;
•	faulty assumptions may be made regarding the integration process;
•	unforeseen difficulties may arise in integrating operations and systems;
•	we may fail to retain, motivate and integrate key management and other employees of the acquired business;
•

higher than expected finance costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and

•	we may experience problems in retaining dealers or OEM customers of the acquired business.

The successful integration of any newly acquired business would also require us to implement effective internal control processes in the acquired business. We cannot ensure newly acquired companies will operate profitably, the intended beneficial effect from these acquisitions will be realized or that we will not encounter difficulties in implementing effective internal control processes in these acquired businesses, particularly when the acquired business operates in foreign jurisdictions and/or was privately owned.

Our business depends on attracting and retaining qualified management personnel.

The unanticipated departure of any key member of our management team could have an adverse effect on our business. Given our relative size and the breadth of our operations, there are a limited number of qualified management personnel to assume the responsibilities of management level employees should there be management turnover. Our success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on our results of operations and prospects. In addition, because of the specialized and technical nature of our business, our future performance depends on the continued service of, and our ability to attract and retain qualified management, and commercial and technical personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel to support our growth and operational initiatives and replace executives who retire or resign. Failure to retain our leadership team and attract and retain other important management and technical personnel could place a constraint on our growth and operational initiatives, which could have a material adverse effect on our revenues, results of operations and product development efforts and eventually result in a decrease in profitability.

We operate in a highly competitive industry and we are particularly subject to the risks of such competition.

We compete in a highly competitive industry and the competition that we encounter has an effect on our product prices, market share, revenues and profitability. Because certain competitors have substantially greater financial, production, research and development resources and substantially greater name recognition than us, we are particularly subject to the risks inherent in competing with them and may be put at a competitive disadvantage. To compete successfully, our products must excel in terms of quality, price, product line, ease of use, safety and comfort, and we must also provide excellent customer service. The greater financial resources of our competitors may put us at a competitive disadvantage. If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower our prices. This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share. We may not be able to differentiate our products from those of competitors, successfully develop or introduce less costly products, offer better performance than competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by competitors.

The success of our business depends on our ability to develop, produce and market quality products that meet the needs of dealers, OEM customers and end-users.

Our business relies on continued demand for our brands and products from our key markets in North America, Australia and New Zealand. To achieve our business goals, we must develop and sell products that appeal to our dealers and the end-users of our products. This is dependent on a number of factors, including our ability to maintain key relationships, our ability to produce products that meet the quality, performance and price expectations of our dealers and the end-users of our products, and our ability to develop effective sales, advertising and marketing programs. In addition, our continued success in selling products that appeal to dealers, our OEM customers and end-users is dependent on leading-edge innovation, with respect to both products and operations, and on the availability and effectiveness of legal protection for our innovation. Failure to continue to deliver high quality, innovative, competitive products to the marketplace, to supply products that meet applicable regulatory requirements, including engine exhaust emission requirements, or to predict market demands for, or gain market acceptance of, our products, could have a negative impact on our business, results of operations and financial condition.

We may be unable to effectively respond to technological change, which could have a material adverse effect on our results of operations and business.

The markets served by us are not historically characterized by rapidly changing technology. Nevertheless, our future success will depend in part upon our ability to enhance our current products and to develop and introduce new products. If we fail to anticipate or respond adequately to competitors’ product improvements and new production introductions that incorporate improved technology, future results of operations and financial condition will be negatively affected.

Our business is subject to the inventory management decisions and sourcing practices of our dealers.

We sell finished products primarily through an independent dealer network and are subject to risks relating to their inventory management decisions and operational and sourcing practices. Dealers carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs. Such adjustments may impact our results positively or negatively. If the inventory levels of our dealers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our results. Similarly, our results could be negatively impacted through the loss of time-sensitive sales if our dealers do not maintain inventory levels sufficient to meet end-user demand or if dealers decide to discontinue carrying our products.

Costs associated with lawsuits or investigations or adverse rulings in enforcement or other legal proceedings may have an adverse effect on our results of operations.

We face an inherent business risk of exposure to various types of claims, lawsuits and government investigations. From time to time, we are involved in various intellectual property, product liability, product warranty and environmental claims and lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business. The industries in which we operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our business, results of operations and financial condition in any particular period.

The nature of our operations means that the risk of legal proceedings, regulatory investigations, enforcement actions and related fines and penalties, and private litigation claims will continue to exist and that additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time. In addition, subsequent developments in legal proceedings may affect our assessment and estimates of loss contingencies recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations.

On May 11, 2017, the Company obtained insurance coverage for product liability exposures, certain exposures related to general, workers’ compensation and automobile liability, catastrophic losses as well as those risks required to be insured by law or contract. Any material liabilities not covered by insurance could have an adverse effect on our financial condition.

We may be unable to manufacture our products if any of our manufacturing facilities is damaged, destroyed or becomes otherwise inoperable.

We manufacture products at our manufacturing facility in Grand Rapids, Minnesota. If this manufacturing facility were to be damaged or destroyed or become otherwise inoperable, we may be unable to manufacture our products for sale until the facility is either repaired or replaced, either of which could take a considerable period of time. Although we maintain business interruption insurance, there can be no assurance that our insurance would adequately compensate us for the losses we would sustain in the event that our manufacturing facility was unavailable for any reason.

We may be adversely impacted by work stoppages and other labor matters, including an adverse outcome in a proceeding before the National Labor Relations Board.

As of December 31, 2017, we employed 156 people. Future issues with our employees or labor unions may not be resolved favorably or we may encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Three of our employees are represented by the International Brotherhood of Boilermakers Local 647 under a collective bargaining agreement that expires on May 10, 2019. In addition, the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers brought a proceeding against us before the National Labor Relations Board in May 2014 regarding alleged unfair labor practices at our Grand Rapids, Minnesota facility. The union alleged, among other things, that we unlawfully violated the prohibition against interference, restraint and coercion of employees under Section 8(a)(1) of the National Labor Relations Act (“NLRA”) with respect to the employees’ right to engage in concerted activities and collective bargaining under the NLRA and that we unlawfully violated the prohibition in Section 8(a)(3) of the NLRA against retaliatory termination related to union activities. In June 2015, a federal administrative judge found that we violated Section 8(a)(1) in connection with speeches and statements made by management in connection with a union election and Section 8(a)(3) in connection with terminations that followed the same election. The administrative judge entered an order in favor of the union that requires, among other things, that we offer reinstatement to 13 terminated employees and make such employees whole for loss of earnings and benefits (including a gross up for adverse tax consequences for lump-sum back pay). Under this order, we are also required to bargain with the union as a representative of the assembly employees at our Grand Rapids, Minnesota facility and post informational notices at our facility. We have appealed the June 2015 decision, but we do not know whether we will be successful in our appeal and the outcome may result in additional unionization at our Grand Rapids, Minnesota facility.

We may not be able to satisfactorily renegotiate our existing collective bargaining agreement or a new collective bargaining agreement, and we could encounter strikes or work stoppages or other types of conflicts with labor unions as a result. We may also be subject to general country strikes or work stoppages unrelated to our business or our collective bargaining agreement. A work stoppage or other limitations on production at our facilities for any reason could have an adverse effect on our business, results of operations and financial condition. In addition, many dealers and suppliers have unionized work forces. Strikes or work stoppages experienced by dealers or suppliers could have an adverse effect on our business, results of operations and financial condition.

Compliance with environmental regulations could be costly and require us to make significant expenditures.

We generate hazardous and nonhazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects and require compliance with certain practices when handling and disposing of hazardous and nonhazardous wastes. Some environmental laws impose strict, retroactive and joint and several liabilities for the remediation of the release of hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Failure to comply with environmental laws could expose us to substantial fines or penalties and to civil and criminal liability. These liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could have a material adverse effect on our business or results of operations.

In addition, increasing laws and regulations dealing with environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new forms of equipment that satisfy such new laws and regulations. In particular, climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation of emissions would likely increase our compliance expenditures, which would negatively affect our business, operations or financial results.

Our international sales expose us to additional risks and challenges associated with conducting business internationally.

The international expansion of our sales may expose us to risks inherent in conducting foreign sales. These risks include:

•	challenges associated with managing geographically diverse operations, which require an effective organizational structure and appropriate business processes, procedures and controls;
•	the increased cost of doing business with foreign dealers in foreign jurisdictions, including compliance with international and U.S. laws and regulations that apply to our international sales;
•	potentially adverse tax consequences;
•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	compliance with additional regulations and government authorities in a highly regulated business; and
•	general economic and political conditions internationally.

The risks that we face with our international sales may continue to intensify as we further develop and expand our international sales.

Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

Our sales to dealers in international markets are denominated and reported in U.S. dollars. Therefore, weakening of foreign currencies relative to the U.S. dollar may cause dealers to increase the price in foreign currency sales to end-users in those markets, potentially reducing demand for our products to such dealers and end-users. We do not use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates and should we choose to enter into such derivative instruments in the future, they may not adequately protect against such exposures.

We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

We are subject to various types of taxes in the U.S., as well as foreign jurisdictions into which we supply our products. The determination of our provision for income taxes and other tax accruals involves various judgments, and therefore the ultimate tax determination is subject to uncertainty. Also, changes in tax laws, regulations, or rules may adversely affect our future reported financial results, may impact the way in which we conduct our business, or may increase the risk of audit by the Internal Revenue Service or other tax authority. In addition, in our normal course of business, we are subject to Internal Revenue Service audits or other audits by state, local and foreign tax authorities. The final determinations of any tax audits in the U.S. or abroad could be materially different from our historical income tax provisions and accruals. If any taxing authority disagrees with the positions taken by us on our tax returns, we could incur additional tax liabilities, including interest and penalties.

Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could adversely affect us.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements.

We have significant intangible assets and goodwill, and future impairment could have a material impact on our financial results.

At December 31, 2017, our intangible assets and goodwill were approximately $23.3 million and $30.6 million, respectively, which combined represented approximately 46.8% of our total assets. In accordance with generally accepted accounting principles, we test goodwill for impairment at least annually and review our amortizable intangible assets for impairment when events or changes indicate the carrying value may not be recoverable. Goodwill would also be tested for impairment when factors might indicate that the carrying value may not be recoverable. Events that may adversely impact the value of our assets and require impairment charges may include, but are not limited to, declines in sales and operating profit that do not meet our current and forecasted operating budget, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on dealers and end-users, a material adverse change in our relationship with significant dealers or OEM customers or other business partners, or a sustained decline in our stock price. Because of the significance of our intangible assets and goodwill, any future impairment of these assets could have a material adverse impact on our financial results.

Risks Related to Our Relationship with Manitex and Terex

Our principal stockholders currently own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval while that ownership continues.

As of December 31, 2017, Manitex and Terex together beneficially own approximately 55.4% of our outstanding voting stock and have the ability to exert significant influence over us through this ownership position. Manitex and/or Terex, if they retain a significant portion of their shares of common stock, will retain the ability to exert significant influence over all matters requiring stockholder approval, including with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of Manitex and Terex may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

If a substantial number of shares of our common stock are sold in a short period of time, the market price of our common stock could decline.

As of December 31, 2017, we have 9,806,179 shares of common stock outstanding. Manitex and a wholly-owned subsidiary of Terex collectively hold 5,430,000 shares of our common stock. Pursuant to a registration rights agreement, we have granted registration rights to Manitex and the subsidiary of Terex with respect to their shares of common stock. In connection with our recent IPO, the Company registered the resale of all 2,080,000 shares of our common stock held by Manitex, which represents approximately 21.2% of our outstanding common stock, and all 3,350,000 shares of our common stock held by the subsidiary of Terex, which represents approximately 34.2% of our outstanding common stock. On February 26, 27 and 28, 2018, pursuant to our resale registration, Manitex sold an aggregate of 1,000,000 shares of our common stock in separately negotiated transactions with unrelated purchasers.

If Manitex or the subsidiary of Terex sell substantial amounts of our common stock in the public market, or if our other stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly as the perception in the public market that our existing stockholders are selling shares of common stock could depress our market price. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We must incur increased costs as a result of operating as a public company, and our management must devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a privately held joint venture between Manitex and Terex. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel must devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs have negatively impacted our results of operations, and we expect they will continue to do so. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors (“Board”), committees or as executive officers.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure will result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us which could have a material adverse effect on our reputation, business and financial condition.

We have no significant recent operating history as an independent company upon which you can evaluate our performance and, accordingly, our prospects must be considered in light of the risks that any newly independent company encounters.

Following the acquisition of A.S.V., Inc. by Terex in 2008, we operated as part of Terex, and following the establishment of the Joint Venture, we operated as a majority-owned subsidiary of Manitex. Accordingly, except for the period since May 2017, we have no recent experience operating as an independent company and performing various corporate functions which were previously undertaken on a centralized basis by Terex and/or Manitex, including human resources, tax administration, legal, investor relations, internal audit, insurance and information technology. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies such as ours in highly competitive markets.

Further, our historical financial statements and financial information included elsewhere in this Annual Report have been created using our historical results of operations and bases of assets and liabilities as a joint venture between Manitex and Terex. In connection with the preparation of the financial statements and pro forma financial information, we made estimates, assumptions and allocations based on current facts and historical experience. The historical financial information included in this report may not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during the periods presented or that we will achieve in the future, including due to the following factors:

•

our historical combined financial statements may not reflect the expenses for support functions such as human resources, tax administration, legal, investor relations, internal audit, insurance and information technology, that we would have actually incurred, or will incur in the future, as a stand-alone company;

•

increases will occur in our cost structure as a result of being a stand-alone public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002; and

•	our effective income tax rate as reflected in our pro forma financial information may not correspond to our future effective income tax rate.

Our failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 as a stand-alone company could have a material adverse effect on our business and share price.

Prior to the acquisition of A.S.V., Inc. in 2008, we were required to maintain internal control over financial reporting in a manner that met the standards of publicly traded companies as required by Section 404(a) of the Sarbanes-Oxley Act of 2002. However, since that time, we have not had to independently comply with Section 404(a) of the Sarbanes-Oxley Act of 2002. Since the completion of our initial public offering, we are required to meet these standards in the course of preparing our financial statements, and our management will be required to report on the effectiveness of our internal control over financial reporting. Additionally, once we are no longer an emerging growth company or a smaller reporting company, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting, and although we expect to be in compliance with the requirements of Section 404(a), we may be unable to meet such requirements. We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation to be provided by our independent registered public accounting firm after we cease to be an emerging growth company or a smaller reporting company. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be an emerging growth company or a smaller reporting company, investors could lose confidence in our financial information and the price of our ordinary shares could decline.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.

Our disclosure controls and procedures and internal control over financial reporting may not prevent or detect all errors or acts of fraud and we may be unable to accurately and timely report our financial results or file our periodic reports in a timely manner.

As a public company, we are subject to the periodic reporting requirements of the Exchange Act, including the requirement to maintain disclosure controls and procedures. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

The agreements we have entered into with Terex and Manitex in connection with the separation from Terex and Manitex were not negotiated on an arm’s length basis and accordingly may include terms and provisions that are less favorable than terms and provisions we could obtain in arm’s length negotiations with unaffiliated third parties.

In connection with the LLC Conversion and our separation from Terex and Manitex, the Company entered into a series of agreements with Terex and Manitex that provide a framework for our ongoing relationship with Terex and Manitex, including a separation agreement, an employee matters agreement and an agreement regarding the winddown and termination of the Distribution and Cross Marketing Agreement and Services Agreement (the “Winddown Agreement”). The terms of these agreements, including the prices to be paid for services that will be provided by Terex and Manitex to us, were not determined by arm’s length negotiations. No independent third party has determined that the pricing terms under the agreements with Terex and Manitex are equivalent to fair market value. Accordingly, the terms and provisions of any of these agreements may not be as favorable to us as those that we could have obtained in arm’s length negotiations with unaffiliated third parties which were not controlling stockholders of the Company.

Terex and Manitex provide a number of services to us pursuant to the Winddown Agreement and an employee matters agreement. When such agreements terminate, we will be required to replace the services, and the economic terms of the new arrangements may be less favorable to us.

Under the terms of the Winddown Agreement that we have entered into with Terex and Manitex and the employee matters agreement that we have entered into with Manitex in connection with our initial public offering, Terex and Manitex continue to provide us services related to information technology and IT support, dealer service support related to parts cost and dealer pricing and financing, and after-market parts distribution, and participation of employees in benefit plans, in each case for an initial term expected to end within one year of the closing of the initial public offering. When the Winddown Agreement and the employee matters agreement terminate, we will be required to either enter into a new agreement with Terex or Manitex or another services provider or assume the responsibility for these functions ourselves. The economic terms of the new arrangements may not be similar to those under our current arrangements with Terex and Manitex. If we are unable to renew or replace such arrangements on a comparable basis, our business, financial condition and results of operations may be materially and adversely affected.

Risks Related to Ownership of our Common Stock

An active, liquid and orderly trading market for our common stock may not develop or be sustained and, as a result, it may be difficult for you to sell your shares of our common stock.

Before our initial public offering in May 2017, no market for shares of our common stock existed and an active trading market for our shares may never develop or, if developed, may not be sustained. The market value of our common stock may decrease significantly from the initial public offering price or from the current market price. The lack of an active market may impair your ability to sell your shares or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of common stock as consideration.

The market price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which neither we nor the selling stockholders can control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our officers, directors, or their affiliated funds or our other stockholders;
•	rumors or new announcements by third parties, including competitors; and
•	general economic, industry and market conditions.

In addition, the stock market in general, and The Nasdaq Capital Market specifically, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could have a material adverse effect on our business and financial condition.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will be able to avail ourselves of reduced disclosure requirements, which could make our common stock less attractive to investors and adversely affect the market price of our common stock

We are an “emerging growth company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various requirements including:

•

the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•

the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our executives;

•

the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act, and instead provide a reduced level of disclosure concerning executive compensation; and

•	any rules that the Public Company Accounting Oversight Board may adopt requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the Securities and Exchange Commission, or the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, which may mean that our financial statements may not be comparable to companies that comply with all public company accounting standards.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any profits from an investment in our common stock will depend on whether the price of our common stock increases.

We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would benefit our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us or remove our current management, even if doing so would benefit our stockholders. These provisions include:

•	creating a classified board of directors whose members serve staggered three-year terms;
•	authorizing the issuance of “blank check” preferred stock, the terms of which we may establish and shares of which we may issue without stockholder approval;
•	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;
•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•	eliminating the ability of stockholders to call a special meeting of stockholders;
•	requiring a supermajority vote to remove directors or to amend certain provisions of our certificate of incorporation; and
•	establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, our Board has approved the transaction.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own our principal manufacturing facility and administrative offices, located in Grand Rapids, Minnesota, which comprises 27 acres with 227,910 sq. ft. for manufacturing, an additional storage building of 16,000 sq. ft. and a retail outlet store of 10,080 sq. ft. We lease a sixty-five-acre test track facility located three miles from our facility from Terex under a lease agreement that expires in 2034.

We believe our buildings have been generally well maintained, are in good operating condition and are adequate for our current production requirements.

On October 5, 2017, the Company entered into a lease agreement for 53,000 square feet of warehouse space located adjacent to our principal manufacturing facilities. The initial term of the lease expires September 30, 2020, with an automatic renewal for on additional three-year term. This facility will be used to distribute aftermarket parts.

Item 3. Legal Proceedings.

We are involved in various legal proceedings, including the proceeding before the National Labor Relations Board described above in our “Risk Factors”. We are also involved in products liability and workers’ compensation matters which have arisen in the normal course of our business operations.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares trade on the Nasdaq Capital Market in the United States under the symbol “ASV” since May 12, 2017.

The table below lists the high and low closing prices for our common shares for each fiscal quarter during 2017 and 2016 as reported by Nasdaq, Inc.

	US Dollars
Period	High	Low

Fiscal Year 2017
Fourth Quarter Ended 12/31/17	$10.50	$9.50
Third Quarter Ended 9/30/17	8.28	7.85
Second Quarter Ended 6/30/17	8.29	8.09
First Quarter Ended 3/31/17	-	-

Fiscal Year 2016
Fourth Quarter Ended 12/31/16	$-	$-
Third Quarter Ended 9/30/16	-	-
Second Quarter Ended 6/30/16	-	-
First Quarter Ended 3/31/16	-	-

Holders

As of December 31, 2017, there were 9,806,000 common shares outstanding, with 5 shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

Dividends

We have not declared any cash dividends on our common stock to date and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Company’s financial statements and the notes to those statements included in this report. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the heading “Risk Factors,” and elsewhere in this Annual Report.

Cautionary Statement Regarding Non-GAAP Measures

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains references to “EBITDA”. EBITDA is defined for the purposes of this Annual Report as net income or loss before interest, income taxes, depreciation and amortization. Management believes that EBITDA is a useful supplemental measure of our operating performance and provide meaningful measures of overall corporate performance exclusive of our capital structure and the method and timing of expenditures associated with building and placing our products. EBITDA is also presented because management believes that it is frequently used by investment analysts, investors and other interested parties as a measure of financial performance.

However, EBITDA is not a recognized earnings measure under generally accepted accounting principles of the United States (“U.S. GAAP”) and does not have a standardized meaning prescribed by U.S. GAAP. Therefore, EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that EBITDA should not be construed as an alternative to net income or loss or other income statement data (which are determined in accordance with U.S. GAAP) as an indicator of our performance or as a measure of liquidity and cash flows. Management’s method of calculating EBITDA may differ materially from the method used by other companies and accordingly, may not be comparable to similarly titled measures used by other companies.

Overview

We design and manufacture a broad range of high quality compact track loader (“CTL”) and skid steer loader (“SSL”) equipment, marketed through a distribution network in North America, Australia and New Zealand under the ASV and Terex brands. We also serve as a private label original equipment manufacturer for several manufacturers, which accounted for 25% of our sales in 2016 and 20% of our sales in 2017. Our products are used principally in the construction, agricultural and forestry industries. As a full-service manufacturer, we provide pre- and post-sale dealer support, after-sale technical support and replacement parts supplied from our dedicated logistics center. We also supply a limited version of our assembled undercarriage sets that exclude the suspension to Caterpillar for three versions of Caterpillar’s multi-terrain CTL machines marketed under the CAT brand under a supply contract with Caterpillar.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can elect to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We may avail ourselves of this exemption from adopting new or revised accounting standards and, therefore, would not be subject to new or revised accounting standards until such time as those standards apply to private companies.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

For the year ended December 31, 2017, the Company had net income of $1.7 million compared to a net loss of $(1.2) million for the year ended December 31, 2016.

For the year ended December 31, 2017, net income of $1.7 million consisted of revenue of $123.3 million, cost of sales of $104.7 million, research and development costs of $2.1 million, selling, general and administrative (“SG&A”) expenses of $11.5 million, interest expense of $3.0 million, loss on extinguishment of debt of $1.0 million, and an income tax benefit of $(0.6) million.

For the year ended December 31, 2016, the net loss of $(1.2) million consisted of revenue of $103.8 million, cost of sales of $87.4 million, research and development costs of $2.0 million, SG&A expenses of $8.4 million, loss on debt extinguishment of $2.2 million and interest expense of $5.0 million.

Net Sales: For the year ended December 31, 2017, net sales were $123.3 million, an increase of approximately $19.5 million or 18.8% from net sales of $103.8 million for the same period in 2016.  The increase in net sales is attributable to increased machine sales of

$19.9 million and an increase in Caterpillar undercarriages of $.2 million and a decrease in aftermarket parts and other sales of $(0.6) million. Sales of machines through Terex distribution channels were 3.0% of total revenues from sales of machines year ended December 31, 2017, compared to 31.8% during the year ended December 31, 2016.  Growth in revenues from sales of machines through the ASV North American distribution channels was 89% compared to the year ended December 31, 2016.  This change in distribution mix was in line with expectations and we expect it to continue.

Increased machine unit volume of 23.7% and an improved machine mix of larger higher revenue models in the year ended December 31, 2017, resulted in an increase in machine revenues of 32% or $19.9 million from the same period in 2016. This was due to increased sales of ASV branded machines and lower sales of OEM machines.  Although there were limited price increases on select models sold outside of North America, there was no material impact due to price increases for the year ended December 31, 2017.

Sales of ASV brand machines increased 89% period over period, more than offsetting the total decline in sales of Terex branded product. For the year ended December 31, 2017, sales of machines through the ASV-managed distribution network increased to 98.2% of machine sales, compared to 83.4% in the prior year. Our continued focus is on increasing the independent ASV dealer network. Eighty-Nine North America dealer and independent rental locations were added in 2017.

Parts and other sales for the year ended December 31, 2017 decreased $0.4 million compared to the same period in 2016.  This comprised of an increase in Caterpillar undercarriage revenue of $0.2 million and an increase of $0.2 million in other sales, offset by a decrease of aftermarket parts sales of $0.8 million.

Gross Profit: For the year ended December 31, 2017, our gross profit was $18.6 million or 15.1% of net sales compared to $16.4 million or 15.8% of net sales for the same period in 2016. Gross profit as a percent of net sales decreased primarily a result of (i) a decrease in aftermarket parts as a percentage of total sales, (ii) purchase price variance on rubber tracks and wheels attributable to fluctuations in the synthetic and natural rubber indexes, (iii) the establishment of an inventory reserve on aftermarket parts, (iv) a decrease in freight in ending inventory correlating to the year over year reduction in inventory, and (v) start-up costs of $0.3 million associated with moving our parts distribution to Grand Rapids.

Research and Development: Research and development expense was $2.1 million or 1.7% of net sales for the year ended December 31, 2017, compared to $2.0 million or 1.9% of net sales for the same period in 2016. The increase of $.01 million is attributable to expenditures related to the launch of new product designs for the ASV brand in connection with the implementation of the Tier IV emissions standards during the period.

Selling, general and administrative expense: Excluding costs relating to the Joint Venture of $0.4 million of machine selling expenses paid to Terex that were incurred in the year ended December 31, 2017, the net year-over-year increase in SG&A expense was $2.7 million. The main contributing factors to the increase were (i) a $1.0 million increase in public company costs, (ii) a $0.7 million increase in selling and administrative costs relating to adding a dedicated ASV sales team, advertising and marketing of the ASV brand and performance compensation and commissions, (iii) a $0.4 million increase from costs associated with stock compensation and transaction related compensation costs, (iv) an approximately $0.2 million favorable adjustment to the accrual for product liability expense (partially offset by $0.1 million in associated legal expenses), due to the settlement of a product liability claim lower than accrued cost, and (v) a $.01 million increase from costs associated with the 2017 ConExpo trade show.

Operating Income: For the year ended December 31, 2017, our operating income was $5.1 million or 4.1% of net sales, compared to $6.0 million or 5.8% of net sales for the same period in 2016. Operating income decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the year ended December 31, 2017, was $3.0 million compared to $5.0 million for the same period in 2016, principally due to lower borrowings on our debt facilities, pay down of debt from IPO proceeds and improved rates, a result of refinancing our debt in December of 2016. We refinanced our debt again in 2017, resulting in debt issuance write-off costs of $0.9 million, as compared to $2.2 million associated with the refinancing activities in 2016.

Tax: For the year ended December 31, 2017, the Company recorded an income tax benefit of $0.6 million compared to zero tax for the year ended December 31, 2016. For more information on the impact of the recent tax law change, see Note 13, Income Tax, to the audited financial statements elsewhere in the report.

Net income: For the year ended December 31, 2017, our net income was $1.7 million compared to a net loss of $(1.2) million for the same period in 2016, an increase of $2.9 million and is attributable to the items discussed above.

EBITDA:

EBITDA totaled $9.9 million or 8.1% of net sales for the year ended December 31, 2017 compared to $10.7 million or 10.3% of net sales for the same period in 2016.  The offsetting changes in EBITDA for the year ended December 31, 2017 compared to the year ended December 31, 2016 were due to increased net income of $2.9 million and increased depreciation and amortization of $0.1 million, offset by reduced interest charges of $1.9 million, reduced loss on debt extinguishment of $1.2 million and a tax benefit of $0.6 million.

The table below sets forth a reconciliation of Net Income to EBITDA (in thousands of dollars):

	For the Year Ended December 31,
	2017	2016
Net income	$1,709	$(1,173)
Interest Expense	3,034	4,963
Loss on sale of debt extinguishment	989	2,196
Depreciation & Amortization	4,809	4,728
Other income	(2)	-
Income Tax (Benefit) Expense	(608)	—
EBITDA (1)	$9,931	$10,714
% of Sales	8.1%	10.3%
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

Liquidity and Capital Resources

Since December 2014, we have funded our business activities by utilizing a revolving credit facility, a term loan for financing, cash generated from operations and an equity contribution by Manitex and Terex in the first quarter of 2016. For more information on our current debt arrangements, see Note 9, “Debt” to the audited financial statements included elsewhere in the report.

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

Cash Flows

Year ended December 31, 2017

Operating activities generated $7.5 million of cash for the year ended December 31, 2017, comprised of a net income of $1.7 million, non-cash items that totaled $6.0 million and changes in assets and liabilities, which consumed $0.2 million. The principal non-cash items are depreciation and amortization of $4.8 million, share-based compensation of $0.4 million, deferred income tax benefit $(0.6), amortization of deferred finance cost of $0.2 million, debt extinguishment of $0.6 million and an increase in inventory reserves of $0.5 million.

The changes in assets and liabilities consumed $0.2 million. The changes in assets and liabilities had the following impact on cash flows: Accounts receivable consumed $4.7 million, trade receivables/payables from affiliates generated $0.1 million, inventory generated $3.5 million, prepaid expenses consumed $1.0 million, trade accounts payable generated $3.2 million, and accrued expenses consumed $1.3 million.  The increase in accounts receivable is principally due to increased sales. Day sales outstanding at

December 31, 2017 were 58 days, compared to 63 days at December 31, 2016. The decrease in inventory relates primarily to the consumption of material on hand at the end of the period of December 31, 2016 that was used for product manufactured for international shipments in the first quarter of 2017, along with enhancements to our material planning to more closely align with our production plan.  This has resulted in reduced component inventory which in turn has significantly improved our days in inventory metric.  The $1.3 million reduction in accrued expenses related principally to $1.2 million for product liability and $0.2 million for reduced legal accrual.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

There was no change in investing activities for the year ended December 31, 2017. We consumed $0.5 million of cash to purchase machinery and equipment, principally related to tooling for Tier IV, information technology systems up-grades and building improvements. We generated $0.5 million of cash collateral held in escrow under our credit facility.

Financing activities consumed $8.1 million in cash for the year ended December 31, 2017. We used $1.1 million of cash for principal payments on debt, consumed $0.4 million on debt issuance costs, consumed $3.5 million in refinancing activities and repaid $3.1 million on our existing revolving credit facility.

Capital Expenditures

A relatively low level of capital expenditure, $0.5 million and $0.3 million in the years ended December 31, 2017 and 2016, respectively, has been required to maintain the productive capacity and property of the Company’s facilities. The capital intensity of our operations is low since we focus on design, assembly and compliance with regulatory specifications and many components are sourced from third party suppliers rather than fabricating these components ourselves. Capital expenditure is also used to fund productivity related projects, which tend to be of relatively low value. Investment in information technology is required to ensure our business systems are appropriate for our operations. The Company’s core financial systems were upgraded during 2016. The Company plans on additional system enhancements, particularly relating to the dealer and OEM customer interface for sales and after-sales service and parts, as well as investing capital to the up keep on certain track tooling, which will require capital expenditure which the Company anticipates funding internally. The Company believes these additional investments may cause us to exceed our historical capital expenditures.

Tabular Disclosure of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Periods
Contractual Obligations		Less than			More than 5
(dollars in thousands)	Total	One Year	1-2 Years	3-5 Years	Years
Long term debt (1)	$27,511	$2,108	$5,611	$19,792	$-
Operating lease obligations	118	75	43	-	—
Property lease obligations	762	197	349	41	175
Purchase obligations (2)	21,077	21,077	—	—	—
Total	$49,468	$23,457	$6,003	$19,833	$175
(1)	Long-term debt obligations include expected interest expense. Interest expense is calculated using current interest rates for indebtedness as of December 31, 2017.
(2)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.

On October 5, 2017, a lease agreement was executed to rent warehouse space located at 1104 SE 8th St, Grand Rapids, MN 55744. The initial term will be for 35 ½ months, through September 30, 2020.

Critical Accounting Policies and Estimates

We believe that our application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to the audited financial statements included elsewhere in this Annual Report.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, income and expense. Estimates including those related to allowance for doubtful accounts, materials and inventory obsolescence, property, plant and equipment depreciation, intangible amortization, long-lived asset impairment assumptions, warranties, and contingencies are evaluated on a regular basis. Actual amounts could differ from such estimates.

Inventory: Inventory consists of stock materials stated at the lower of cost (first in, first out) or net realizable value. All equipment classified as inventory is available for sale. We record excess and obsolete reserves and such reserves were $0.6 million and $0.3 million at December 31, 2017 and December 31, 2016. The estimated reserve is based upon specific identification of excess or obsolete inventories. SG&A expenses are expensed as incurred and are not capitalized as part of inventory.

Depreciation and Amortization: Depreciation expense relates to plants and equipment which are depreciated over the estimated useful lives which range between three and twenty-one years, under the straight-line method of depreciation for financial reporting. Amortization expense relates to intangible assets with definite lives that are amortized on a straight-line basis over their respective estimated useful lives, which range from ten to twenty-five years.

Deferred Financing Costs: Deferred financing costs represent the costs incurred in connection with obtaining debt financing. The Company amortizes deferred financing costs in interest expense using the effective interest method over the term of the related debt instrument. The Company records the deferred financing costs related to their term debt as a direct reduction from the carrying amount of that debt liability on the Company’s balance sheet. Deferred financing costs associated with revolving credit lines are included as a non-current asset on the Company’s balance sheet. As of December 31, 2017 and 2016, the Company has net deferred financing costs of $634 and $1,105, respectively.  Amortization expense associated with the capitalized deferred financing costs for the years ended December 31, 2017 and 2016 was $212 and $545, respectively. During 2017 the Company incurred a loss on extinguishment of debt totaling $906 associated with the refinancing of its debt, of which $547 related to the expensing of previously capitalized debt issuance costs and $359 was for prepayment and other fees incurred in debt extinguishment.  The Company also incurred a loss on extinguishment of debt totaling $83 associated with the payoff of a term loan with IPO proceeds.  During 2016 the Company incurred a loss on extinguishment of debt totaling $2,196 associated with the refinancing of its debt, of which $1,827 related to the expensing of previously capitalized debt issuance costs and $369 was for prepayment and other fees incurred in debt extinguishment.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in its existing accounts receivable. We determine the allowance based on individual account review and current economic conditions. We review our allowance for doubtful accounts at least quarterly. Individual balances exceeding a threshold amount that are over 90 days past due are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine it is probable the receivable will not be recovered. The balance of the allowance for doubtful accounts was $0.08 million and $0.06 million at December 31, 2017 and December 31, 2016, respectively.

Revenue Recognition: Revenue and related costs are recorded when title and risk of loss passes to dealers and OEM customers. Our typical terms are FOB shipping point and Ex-works, which results in revenue being recognized and invoicing of dealers and OEM customers upon shipment from our facilities and when our products are picked up from our facilities, respectively.

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

Concentrations of Business and Credit Risk: Caterpillar Inc., an OEM customer, and CEG Distributions PTY Ltd., the Company’s Australian master distributor, accounted for 32% and 36% of our net sales for the year ended December 31, 2017 and 2016, respectively, as well as 67% of our accounts receivable at December 31, 2017. Any disruptions to these relationships could have adverse effects on our financial results. We manage dealer and OEM customer concentration risk by evaluating in advance the financial condition and creditworthiness of dealers and OEM customers. We establish an allowance for doubtful accounts receivable, if needed, based upon expected collectability. Any reserves established for doubtful accounts is determined on a case-by-case basis when it is believed the payment of specific amounts owed to us is unlikely to occur. Although we occasionally encounter isolated credit concerns related to our dealer base, management is not aware of any significant credit risks related to our dealer base and generally does not require collateral or other security to support account receivables, other than any UCC related sales.

Accrued Warranties: We record accruals for potential warranty claims based on our claim experience. Our products are typically sold with a standard warranty described below. A liability for estimated warranty claims is accrued at the time of sale. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability. The provision for warranty was $1.87 million at both December 31, 2017 and December 31, 2016.

Our standard product warranty is a limited product warranty that covers all of our products for a period of twelve months from delivery to and place into service by the first user (including as a demonstration or rental unit) or delivery to the first retail purchaser, whichever occurs first. We provide a separate limited warranty for our rubber tracks that extends for a period of twenty-four months from the date of start-up or 1,500 hours of operation (whichever occurs first) from delivery to and place into service by the first user (including as a demonstration or rental unit) or delivery to the first retail purchaser, whichever occurs first. All products and rubber track warranties commence within twenty-four months of the initial sale to an authorized distributor, regardless of use. Our warranties cover, at our option, the repair or replacement of any part that upon our inspection appears to have been defective in manufacture or materials. We also have the option, with respect to the limited warranty for our rubber track, to provide an allowance toward the purchase of a new rubber track. Our limited warranty is subject to certain conditions and will be voided under certain circumstances, including the installation of non-ASV parts and improper or unauthorized maintenance, alteration or repair. We also provide a separate warranty on our OEM replacement parts that are installed by our authorized dealers for a period of twelve months from the date of shipment or the period remaining in the product warranty for the affected product (whichever is shorter).

Litigation Claims: In determining whether liabilities should be recorded for pending litigation claims, we must assess the allegations and the likelihood that we will successfully defend the claim. When we believe it is probable that we will not prevail in a particular matter, we will then record an estimate of the amount of liability based, in part, on advice of outside legal counsel. The provision for litigation claims was $0.8 million and $2.1 million at December 31, 2017 and 2016, respectively.

Research and Development Costs: Research and development costs are expensed as incurred. Such costs are incurred in the development of new products or significant improvements to existing products.

Intangible Assets: Our identified intangible assets, consisting of patented technology, unpatented know how, tradename and trademarks and customer relationships, are recorded at approximately $23.3 million and $25.8 million at December 31, 2017 and December 31, 2016, respectively, net of accumulated amortization. We capitalize certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Joint Venture has been assigned to patents or unpatented technology, trade name, and customer relationships. Intangible Assets with definite lives are amortized over their estimated useful lives. These definite lived intangible assets are amortized on a straight-line basis over the respective estimated useful lives, which range from ten to twenty-five years.

There are three fundamental methods applied to value intangible assets outlined in FASB ASC 820. These methods include the Cost Approach, the Market Approach, and the Income Approach. Each of these valuation approaches were considered in our estimation of value.

Trade names and trademarks, patented and unpatented technology: Valued using the Relief from Royalty method, a form of both the Market Approach and the Income Approach. Because we have established trade names and trademarks and have developed patented and unpatented technology, we estimated the benefit of ownership as the relief from the royalty expense that would need to be incurred in absence of ownership.

Customer relationships: Because there is a specific earnings stream that can be associated with customer relationships, we determined the fair value of these relationships based on the excess earnings method, a form of the Income Approach.

Technology: We hold a number of U.S. patents covering our undercarriage technology. The key patent related to our Posi-Track undercarriage and suspension expires in 2023. The average estimated useful life for our patents is ten years, but useful life is determined in part by any legal, regulatory or contractual provisions that limit useful life. We have dedicated and will continue to dedicate technical resources toward the further development of our products and processes in order to maintain our competitive position.

Goodwill: Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company selected September 30 as the date for the required annual impairment test. We concluded there was no impairment of goodwill at December 31, 2017.

Taxes: We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred taxes in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet.

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduces the U.S. statutory corporate income tax rate from 34% to 21% effective January 1, 2018 (2) eliminates the corporate alternative minimum tax (3) eliminates the Section 199 deduction (4) changes rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of TCJA.  SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.  To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The TCJA reduces the corporate tax rate to 21% effective January 1, 2018.  We have recorded a provisional decrease in our deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax expense of $0.3 million for the year ended December 31, 2017.  While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the TCJA.

For the year ended December 31, 2017, the Company recorded an income tax benefit of $(0.6) million which consists of the recognition of a net deferred tax asset related to a change in the entity’s tax status with the conversion from a Minnesota limited liability company to a Delaware corporation on May 11, 2017, offset by the one-time re-measurement of our deferred tax assets and liabilities for the TCJA.   Prior to May 11, 2017, the Company was taxed as partnership and not was not subject to federal and state income tax.

Off-Balance Sheet Arrangements

At December 31, 2017, the Company had a $0.2 million of standby letter of credit outstanding. PNC Bank, National Association has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under our workers’ compensation insurance policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks that exist as part of our ongoing business operations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the PNC prime rate and LIBOR. At December 31, 2017, we had approximately $27.5 million of variable rate debt with a weighted average interest rate of approximately 5.33%. An increase of 1% in our average floating interest rates at December 31, 2017 would increase interest expense by approximately $0.3 million.

Commodities Risk

We purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major part of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. The prices we pay for raw materials used in our products may be impacted by tariffs. On March 8, 2018, the Trump Administration signed an order that will impose tariff of 25% on steel. As a result of this tariff, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material price increases on to dealers, our margins could be adversely affected and it could have a material adverse effect on our business. Changes in input costs did not have a significant effect on our operating performance in 2017 or 2016. During 2017 and during 2016, raw materials and component were generally available to meet our production schedules and had no significant impact on our revenues.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are included after the signature page of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of December 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in the Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11. Executive Compensation.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14. Principal Accounting Fees and Services.

Fees billed to us by the firm UHY LLP (“UHY”) for services rendered for 2017 and 2016 in the following categories and amounts were:

Type of Service	Fiscal Year 2017	Fiscal Year 2016
	in thousands
Audit Fees (1)	231	257
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	231	257

(1)

This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings, and are inclusive of reimbursement of travel and travel-related expenses.

All fees described above were approved by the Company’s audit committee.

Pre-Approval Policies and Procedures.

The Company’s audit committee has not adopted a policy or procedure for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, and consequently all audit and non-audit services are approved by the whole audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of the report:
(1)	Financial statements. The required financial statements and notes thereto are presented starting on page F-1 of this Annual Report.
(2)	Financial statement schedules. All financial statement schedules are omitted because the required information is included in the financial statements or notes thereto.
(3)

Those exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this Annual Report.

(b)	Exhibits. The exhibits listed on the Exhibit Index on page 30 are filed as part of this Annual Report.

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion of A.S.V., LLC, dated as of April 25, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017).
3.1	Certificate of Incorporation of ASV Holdings, Inc., dated as of May 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017).
3.2	Bylaws of ASV Holdings, Inc., dated as of May 11, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 18, 2017).
4.3

Registration Rights Agreement, dated as of May 17, 2017, by and among the Company, Terex Corporation and Manitex International, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2017).

10.1+	ASV Holdings, Inc. 2017 Equity Incentive Plan, effective as of May 11, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2017).
10.2+

Form of Restricted Stock Unit Agreement under ASV 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.3+

Employment Agreement, dated January 9, 2017, by and between the Company and Andrew Rooke (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.4+

Letter Agreement, dated January 18, 2017, among the Company, Manitex International, Inc., Terex Corporation and Andrew Rooke (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.5+

Employment Agreement, dated November 29, 2016, by and between the Company and James J. DiBiagio (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.6+

Letter Agreement, dated November 29, 2016, by and between the Company and James J. DiBiagio (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.7+

Employment Agreement, dated November 29, 2016, by and between the Company and Melissa How (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.8+

Letter Agreement, dated November 29, 2016, by and between the Company and Melissa How (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.9

Lease Agreement, dated December 19, 2014, by and between the Company and Terex USA, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.10

Agreement Regarding the Winddown and Termination of the Distribution and Cross Marketing Agreement and Services Agreement, by and among the Company, Terex Corporation and Manitex International, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on April 26, 2017).

10.11

Employee Matters Agreement, dated as of May 11, 2017, by and between ASV Holdings, Inc. (as successor-in-interest to A.S.V., LLC) and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.12

Separation Agreement, dated as of May 11,2017, by and among ASV Holdings, Inc. (as successor-in-interest to A.S.V., LLC), Terex Corporation and Manitex International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.13

Subsidy Agreement, dated March 12, 2015, by and between the Company and Terex Financial Services, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.14

Registration Rights Agreement, dated as of May 17, 2017, by and among ASV Holdings, Inc., A.S.V. Holding, LLC and Manitex International, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.15

Credit Agreement, dated December 19, 2014, by and among the Company, Loegering Mfg. Inc., Garrison Capital Inc., Garrison Loan Holdings LLC, Garrison Funding 2013-2 Ltd., Garrison Funding 2015-2 LP, CM Finance SPV Ltd., and Garrison Loan Agency Services LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.16

First Amendment, dated March 15, 2016, to Credit Agreement, dated December 19, 2014, by and among the Company, Manitex International, Inc., ASV Holding, LLC, Garrison Funding 2013-2 Ltd., Garrison Middle Market II LP, GMMF Loan Holdings LLC, CM Finance SPV Ltd., and Garrison Loan Agency Services LLC (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.17

Credit Agreement, dated December 19, 2014, by and among the Company, Loegering Mfg. Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.18

Amendment No. 1 to Credit Agreement, dated October 6, 2015, by and among the Company, Manitex International, Inc., ASV Holding, LLC, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.19

Amendment No. 2 to Credit Agreement, dated March 15, 2016, by and among the Company, Manitex International, Inc., ASV Holding, LLC, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.20

Revolving Credit, Term Loan and Security Agreement, dated December 23, 2016, by and among the Company and the lenders named therein (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.21^ *	Letter Pricing Agreement, dated October 3, 2017, by and between the Company and Caterpillar Inc.
10.22

Distributorship Agreement (Construction-AUS), dated August 20, 2009, by and among the Company, Terex United Kingdom Limited, Terex GmbH, and CEG Distributions Pty Limited (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A (File No. 333-216912) filed on April 28, 2017).

10.23

Distribution and Cross Marketing Agreement, dated December 19, 2014, by and among Terex Corporation, Manitex International, Inc. and the Company (as successor-in-interest to A.S.V., Inc.) (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A (File No. 333-216912) filed on April 28, 2017).

10.24±

Services Agreement, dated December 19, 2014, by and between Terex Corporation and the Company (as successor-in-interest to A.S.V., Inc.) (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (File No. 333-216912) filed on April 28, 2017).

10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A (File No. 333-216912) filed on April 26, 2017).
10.26

First Amendment to Revolving Credit, Term Loan and Security Agreement and Consent, dated April 25, 2017 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A (File No. 333-216912) filed on April 26, 2017).

10.27

Second Amendment, dated as of October 5, 2017, to Revolving Credit, Term Loan and Security Agreement and Consent dated as of December 23, 2016 among ASV Holdings, Inc. (as successor-in-interest to A.S.V., LLC), the Loan Parties thereto, the Lenders and PNC Bank, National Association, as agent for Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2017).

10.28

Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of December 27, 2017 among ASV Holdings, Inc., the Loan Parties thereto, the Lenders and PNC Bank, National Association, as agent for Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2017).

23.1*	Consent of Independent Registered Public Accounting Firm (UHY LLP).
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
01.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
+	Management contract or compensatory plan.

^	Confidential treatment has been sought regarding the agreement.
±	Confidential treatment has been granted as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 22, 2018	By:	/s/ Andrew M. Rooke
Andrew M. Rooke
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew M. Rooke and Melissa How, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew M. Rooke	Chief Executive Officer, Director	March 22, 2018
Andrew M. Rooke	(Principal Executive Officer)

/s/ Melissa How	Chief Financial Officer	March 22, 2018
Melissa How	(Principal Financial and Accounting Officer)

/s/ Brian J. Henry	Director	March 22, 2018
Brian J. Henry

/s/ Michael A. Lisi	Director	March 22, 2018
Michael A. Lisi

/s/ Joseph M. Nowicki	Director	March 22, 2018
Joseph M. Nowicki

/s/ David Rooney	Director	March 22, 2018
David Rooney

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of ASV Holdings, Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ASV Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ UHY LLP

UHY LLP

Sterling Heights, Michigan

March 22, 2018

ASV HOLDINGS, INC.

BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$3	$572
Cash - restricted	—	535
Trade receivables, net	18,276	13,603
Receivables from affiliates	76	1,413
Inventory, net	26,691	30,896
Prepaid income tax	896	-
Prepaid expenses and other	591	537
Total current assets	46,533	47,556
NON-CURRENT ASSETS
Property, plant and equipment, net	13,797	15,402
Intangible assets, net	23,277	25,824
Goodwill	30,579	30,579
Deferred financing costs - revolving loan facility	298	371
Other long-term assets	13	-
Deferred tax asset	624	-
Total assets	$115,121	$119,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable - current portion	$2,000	$3,000
Trade accounts payable	15,174	11,976
Payables to affiliates	1,063	2,298
Accrued compensation and benefits	1,483	1,073
Accrued warranties	1,869	1,870
Accrued product liability- short term	778	2,125
Accrued other	1,039	1,312
Total current liabilities	23,406	23,654
NON-CURRENT LIABILITIES
Revolving loan facility	12,511	15,605
Note payable - long term, net	12,664	26,265
Other long-term liabilities	739	773
Total liabilities	49,320	66,297
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000 authorized, none outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 50,000 authorized, 9,806 and 8,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	10	8
Additional paid-in capital	65,434	54,779
Retained earnings (accumulated deficit)	357	(1,352)
Total Stockholders' Equity	65,801	53,435
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,121	$119,732

The accompanying notes are an integral part of these financial statements.

ASV HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except par value and per share data)

	For the Year Ended December 31,
	2017	2016
Net sales	$123,340	$103,803
Cost of goods sold	104,698	87,417
Gross profit	18,642	16,386
Research and development costs	2,070	1,999
Selling, general and administrative expense	11,450	8,377
Operating income	5,122	6,010
Other income (expense)
Interest expense	(3,034)	(4,963)
Loss on debt extinguishment	(989)	(2,196)
Loss on sale of assets	—	(24)
Other income	2	—
Total other expense	(4,021)	(7,183)
Income (loss) before taxes	1,101	(1,173)
Income tax benefit	(608)	—
Net income (loss)	$1,709	$(1,173)
Earnings per share:
Basic net income (loss) per share	$0.19	$(0.15)
Diluted net income (loss) per share	$0.19	$(0.15)
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	9,125	8,000
Diluted weighted average common shares outstanding	9,125	8,000
Pro forma (C corporation basis):
Pro forma tax (benefit)	N/A	$(422)
Pro forma net income (loss)	N/A	$(751)
Pro forma earnings per share:
Basic net income per share	N/A	$(0.09)
Diluted net income per share	N/A	$(0.09)

The accompanying notes are an integral part of these financial statements.

ASV HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$1,709	$(1,173)
Adjustments to reconcile to net income (loss) to net cash
provided by operating activities:
Depreciation	2,263	2,181
Amortization	2,547	2,547
Share-based compensation	353	—
Deferred income tax (benefit)	(624)	—
Loss on sale of fixed assets	57	24
Amortization of deferred finance cost	212	545
Loss on debt extinguishment	989	2,196
Prepayments and other fees incurred in debt
extinguishment	(364)	(369)
Bad debt expense	14	42
Inventory reserves	544	—
Changes in operating assets and liabilities
Trade receivables	(4,687)	578
Net trade receivables/payables from affiliates	102	186
Other long-term assets	(13)	—
Inventory	3,494	(1,997)
Prepaid income tax	(896)	-
Prepaid expenses	(53)	(439)
Trade accounts payable	3,198	(647)
Accrued expenses	(1,288)	(1,223)
Other long-term liabilities	(34)	(34)
Net cash provided by operating activities	7,523	2,417
INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	—	2
Purchase of property and equipment	(548)	(325)
Net cash (used in) investing activities	(548)	(323)
FINANCING ACTIVITIES
Principal payments on term debt	(1,075)	(5,500)
Repayment of existing debt	(28,924)	(32,500)
Borrowings on new term debt	15,000	30,000
Debt issuance costs incurred	(366)	(1,220)
Shares repurchased for income tax withholding on share-based compensation	(25)	—
Members equity contribution	—	5,000
Repayment of existing revolving credit facility	—	(12,165)
Initial borrowing on new revolving credit facility	—	16,716
Proceeds from issuance of common stock, net of offering costs	10,405	—
Net payments on revolving credit facilities	(3,094)	(1,318)
Net cash (used in) financing activities	(8,079)	(987)
NET CHANGE IN CASH	(1,104)	1,107
Cash at beginning of period	1,107	-
Cash at end of period	$3	$1,107

The accompanying notes are an integral part of these financial statements.

ASV HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except par value and per share data)

	Common Stock		Additional Paid-in		Total Shareholders'
	Shares	Amounts	Capital	Retained Earnings	Equity
Balances, January 1, 2016	8,000	8	49,779	(179)	49,608
Member contributions	-	-	5,000	-	5,000
Net income (loss)	-	-	-	(1,173)	(1,173)
Balances, December 31, 2016	8,000	8	54,779	(1,352)	53,435
Initial Public Stock Offering	1,800	2	10,403	-	10,405
Stock-based compensation expense	-	-	277	-	277
Employee 2017 incentive plan grant	9	-	-	-	-
Repurchase to satisfy withholding and cancelled	(3)	-	(25)	-	(25)
Net income (loss)	-	-	-	1,709	1,709
Balances, December 31, 2017	9,806	10	65,434	357	65,801

The accompanying notes are an integral part of these financial statements.

ASV Holdings, Inc.

Notes to Financial Statements

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

Corporate Conversion and Initial Public Offering

On May 11, 2017, pursuant to a Plan of Conversion adopted by the Members and Board of Managers of A.S.V., LLC as of April 25, 2017, the Company converted from a Minnesota limited liability company into a Delaware corporation and changed its name from A.S.V., LLC to ASV Holdings, Inc. In conjunction with this corporate conversion, the Company filed a certificate of incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware and the bylaws of the Company (the “Bylaws”) became effective. Both the Certificate of Incorporation and the Bylaws were approved by the Board of Managers and Members of A.S.V., LLC prior to corporate conversion. Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue up to 50,000 shares of common stock $0.001 par value per share and 5,000 shares of preferred stock $0.001 par value per share. All references in the financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect the corporate conversion.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of December 31, 2017 and the results of operations for the years ended December 31, 2017 and 2016.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 17, “Recent Accounting Pronouncements.”

Cash

The Company considers all short-term securities purchased with maturity dates of three months or less to be cash.  The Company from time to time during the years covered by these financial statements may have bank balances in excess of its insured limits.  Management has deemed this a normal business risk.  At December 31, 2017 and 2016, respectively the Company had classified $1,605 and $2,052 of checks issued in excess of bank balances as accounts payable.

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post cash collateral or maintain minimum cash balances in escrow.  These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released.  Total restricted cash was $0 and $535 at December 31, 2017 and 2016, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined principally by the first-in, first-out (“FIFO”) method. Labor and overhead is applied to work-in-process and finished goods as appropriate. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or net realizable value. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations of future events is involved. Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including the introduction of new products and technological advances, as well as new products and design changes the Company introduces. The Company makes adjustments to its inventory reserve based on the identification of specific situations and increases its inventory reserves accordingly. As further changes in future economic or industry conditions occur, the Company will revise the estimates that were used to calculate its inventory reserves.

If actual conditions are less favorable than those the Company has projected, the Company will increase its reserves for lower of cost or net realizable value, excess and obsolete inventory accordingly. Any increase in the Company’s reserves will adversely impact its results of operations. The establishment of a reserve for lower of cost or net realizable value, excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold.

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

The Company concluded there was no impairment of goodwill at December 31, 2017 and 2016.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining debt financing. The Company amortizes deferred financing costs in interest expense using the effective interest method over the term of the related debt instrument. The Company records the deferred financing costs related to their term debt as a direct reduction from the carrying amount of that debt liability on the Company’s balance sheet. Deferred financing costs associated with revolving credit lines are included as a non-current asset on the Company’s balance sheet. As of December 31, 2017 and 2016, the Company has net deferred financing costs of $634 and $1,105, respectively.  Amortization expense associated with the capitalized deferred financing costs for the years ended December 31, 2017 and 2016 was $212 and $545, respectively. During 2017 the Company incurred a loss on extinguishment of debt totaling $906 associated with the refinancing of its debt, of which $547 related to the expensing of previously capitalized debt issuance costs and $359 was for prepayment and other fees incurred in debt extinguishment.  The Company also incurred a loss on extinguishment of debt totaling $83 associated with the payoff of a term loan with IPO proceeds.  During 2016 the Company incurred a loss on extinguishment of debt totaling $2,196 associated with the refinancing of its debt, of which $1,827 related to the expensing of previously capitalized debt issuance costs and $369 was for prepayment and other fees incurred in debt extinguishment.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for major repairs and improvements are capitalized to the extent they extend the useful life of the asset.

Expenditures for routine maintenance and repairs not expected to extend the life of an asset beyond its normal useful life are charged to expense when incurred. Plant and equipment are depreciated over the estimated useful lives (three to twenty-one years) of the assets under the straight-line method of depreciation for financial reporting purposes.

Impairment of Long-Lived Assets

The Company’s policy is to assess the realizability of long-lived assets, including definite-lived intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales and working capital levels, among others. The Company uses data developed by management as well as macroeconomic data in making these calculations. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to dispose.  The Company concluded there was no impairment of long-lived assets at December 31, 2017 and 2016.

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

The balance of the allowance for doubtful accounts was $82 and $63 at December 31, 2017 and 2016, respectively.

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

Shipping and Handling Costs

The Company records the amount of shipping and handling costs billed to customers as revenue. The costs incurred for shipping and handling have been included as cost of goods sold on the statements of operations.

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

The following table summarizes the changes in the accrued warranty liability:

	2017	2016
Balance as January 1	$1,870	$2,140
Accruals for warranties issued during the period	1,220	1,225
Warranty services provided	(1,105)	(1,262)
Changes in estimates	(116)	(233)
Balance as of December 31	$1,869	$1,870

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

Defined Benefit Plan

The Company sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”) for a former senior executive. The SERP is unfunded. The Company accounts for this plan pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 710, “Compensation – General.” This guidance requires balance sheet recognition of the overfunded or underfunded status of the defined benefit plan. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting guidance must be recognized in the Statement of Operations. The defined benefit obligation for this plan as of December 31, 2017 is $803, of which, $64 and $739 is reflected in “Accrued Other” and “Other Long-Term Liabilities,” respectively, on the balance sheet. The balance at December 31, 2016 was $837, of which, $64 and $773 was reflected in the “Accrued Other” and “Other Long-Term Liabilities,” respectively. The Company expects to make annual benefit payments of $64 per year over the next five years.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs are incurred in the development of new products or significant improvements to existing products.

Stock-Based Compensation

Stock-based compensation cost for restricted stock awards is determined based on the closing market price of the Company’s Common Stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. Stock-based compensation expense is recognized net of estimated forfeitures. See Note 12 — Equity for further details regarding the expense calculated under the fair value based method.

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous state tax jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover our deferred tax assets in the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

Concentrations of Business and Credit Risk

Caterpillar Inc., an OEM customer, and CEG Distributions PTY Ltd., the Company’s Australian master distributor, accounted for 32% and 36% of the Company’s Net Sales for the year ended December 31, 2017 and 2016, respectively, as well as 63% and 64% of the Company’s Accounts Receivable at December 31, 2017 and 2016, respectively.

Sales by major customer consisted of the following for the year ended December 31, 2017 and 2016:

	For the Year Ended December 31,		For the Year Ended December 31,
	2017		2016
	Percent of Total	Amount	Percent of Total	Amount
Caterpillar	18%	$22,275	23%	$23,607
CEG Distributions PTY Ltd.	14%	17,775	13%	13,497
Other	68%	83,290	64%	66,699
Total	100%	$123,340	100%	$103,803

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

Revenue by geographic area consisted of the following for the year ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017		2016
	Percent of Total	Amount	Percent of Total	Amount
United States	70%	$86,747	79%	$82,413
Australia	20%	24,504	13%	13,219
Other	10%	12,089	8%	8,171
Total	100%	$123,340	100%	$103,803

Note 3. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. The company records excess and obsolete inventory reserves. The estimated reserve is based on specific identification of excess or obsolete inventories.

Inventory consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Raw materials and supplies	$17,108	$18,920
Work in process	98	165
Finished equipment and replacement parts	10,076	12,105
	27,282	31,190
Less: Reserves for excess and obsolete	(591)	(294)
	$26,691	$30,896

Note 4. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31, 2017	December 31, 2016
Land	$420	$420
Buildings	9,788	9,668
Machinery and equipment	9,475	9,448
Construction in progress	318	—

	20,001	19,536
Less: accumulated depreciation	(6,204)	(4,134)

Property, plant and equipment, net	$13,797	$15,402

Depreciation expense was $2,096 and $2,059 for the years ended December 31, 2017 and 2016, respectively.

Note 5. Intangible Assets, Net

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

Intangible assets, net comprised the following as of December 31, 2017:

	Weighted Average Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and unpatented technology	10	$8,000	$(2,427)	$5,573
Tradename and trademarks	25	7,000	(848)	6,152
Customer relationships	11	16,000	(4,448)	11,552
	12	$31,000	$(7,723)	$23,277

Intangible assets, net comprised the following as of December 31, 2016:

	Weighted Average Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and unpatented technology	10	$8,000	$(1,627)	$6,373
Tradename and trademarks	25	7,000	(568)	6,432
Customer relationships	11	16,000	(2,981)	13,019
	12	$31,000	$(5,176)	$25,824

Amortization of other intangible assets for the years ended December 31, 2017 and 2016 was $2,547 and $2,547, respectively.

Estimated aggregate intangible asset amortization expense for the next five years and thereafter is as follows:

2018	2,547
2019	2,547
2020	2,547
2021	2,547
2022	2,547
Thereafter	10,542

Total intangibles to be amortized	$23,277

Note 6. Related Party Transactions

Effective December 19, 2014, the Company entered into a Distribution and Cross Marketing Agreement with Terex and Manitex (the “Terex Cross Marketing Agreement”) that set forth the terms under which the Company would manufacture and sell ASV products, certain services Terex would provide in assisting in the sales and marketing of ASV products and the costs to be paid by the Company in exchange for such services. The Terex Cross Marketing Agreement defines dealers and customers to which, and territories for which, Terex would have the exclusive right on behalf of the Company to market and sell Terex-branded ASV products. The Terex Cross Marketing Agreement defines the compensation to Terex for its machine sales selling expense, part sales selling expense and general and administrative costs associated with such sales. In addition, for the provision of marketing services by Terex, the Company would pay an annual fee of $250, subject to annual escalation of 3% plus 0.2% of net incremental sales. Unless terminated, the term of the Terex Cross Marketing Agreement is five years, and the parties may agree to renew for additional one year terms. The Company expensed $1,185 and $1,648 for the year ended December 31, 2017 and 2016, respectively, under the Terex Cross Marketing Agreement.

Effective December 19, 2014, the Company entered into a Services Agreement with Terex (the “Terex Services Agreement”) that set forth the terms under which Terex would provide certain services to the Company and the Company will retain access to certain services provided by Terex and the compensation related thereto. The scope of the Terex Services Agreement covers amongst other items, temporary transition services arising from the transfer of majority ownership to Manitex, third party logistics services for parts fulfillment, warranty and field service and information technology (“IT”) services for both transitional and ongoing services. Unless terminated, the term of the Terex Services Agreement is specific to each service provided, and the parties may agree to renew for additional one year terms. The Company expensed $1,261 and $1,418 for the year ended December 31, 2017 and 2016, respectively, under the Terex Services Agreement.

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

Included in the Company’s Statements of Operations are sales to Terex of $267 and $1,653 for the year ended December 31, 2017 and 2016, respectively. Also included are sales to Manitex of $25 and $1,041 for the year ended December 31, 2017 and 2016, respectively. The Company recorded purchases from Terex of $6,454 and $8,546 for the year ended December 31, 2017 and 2016, respectively. The Company also recorded charges for insurance and employee benefit costs from Manitex of $2,701 and $2,906 for the year ended December 31, 2017 and 2016, respectively.

Receivables from affiliates include $67 due from Terex and $9 due from Manitex (total $76) at December 31, 2017, and $501 due from Terex and $912 due from Manitex (total $1,413) at December 31, 2016.

Payables from affiliates includes $1,037 due to Terex and $26 due to Manitex (total $1,063) at December 31, 2017, and $2,275 due to Terex and $23 due to Manitex (total $2,298) at December 31, 2016.

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

Note 8. Supplemental Cash Flow Information

Interest and income taxes paid during the years ended December 31, 2017 and 2016 are as follows:

	For the Year Ended December 31,
	2017	2016
Interest paid in cash	$2,845	$4,393
Income tax payments in cash	$912	$—

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

On December 27, 2017 the Company entered into an amended and restated credit agreement with PNC Bank, National Association, and another lender (the “Lenders”) to provide a $50 million, 5-year credit facility (the “Credit Agreement”).  The facility consists of a $35 million revolving credit facility (which is subject to availability based primarily on eligible accounts receivables and eligible inventory), and a term loan facility of $15 million. At the closing of the Credit Agreement, the Company had outstanding borrowings under it of approximately $28.4 million, consisting of $18.7 million in new borrowings and approximately $9.7 million which was carried over from the Company’s previously-outstanding revolving credit facility.

Revolving Loan Facility with PNC

On December 27, 2017, pursuant to the New Credit Agreement, the Company entered into an amended and restated $35,000 revolving loan facility with PNC as the administrative agent, which loan facility includes two sub-facilities: (i) a $2,000 letter of credit sub-facility, and (ii) a $3,500 swing loan sub-facility, each of which is fully reserved against availability under the revolving loan facility. The facility matures on December 27, 2022.

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) up to 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c) the lesser of (I) 95% of Eligible CAT Receivables, or $8,600 plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $15,000 less outstanding letters of credit and any reasonable reserves as established by the bank.  At December 31, 2017, the maximum the Company could borrow based on available collateral was capped at $20,202.

At December 31, 2017, the Company had drawn $12,511 under the $35,000 revolving loan facility. The Company can opt to pay interest on the revolving credit facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The domestic rate spread is initially fixed at 1.00% for revolving loan advances until delivery of certain reporting documents with respect to the fiscal quarter ending March 31, 2018, at which point it ranges from 1.00% to 1.5% depending on the Average Undrawn Availability (as defined in the New Credit Agreement).  The LIBOR spread is initially fixed at 2.00% for revolving loan advances until delivery of the same reporting documents, at which point it ranges from 2.00% to 2.50% depending on the Average Undrawn Availability.  Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending December 31, 2017 was 5.33%.  Additionally, the bank assesses a 0.25% unused line fee that is payable quarterly.

Term Loan A with PNC

On December 23, 2016, the Company entered into an $8,500 term loan (“Term Loan A”) facility, with PNC as the administrative agent.

At December 31, 2017, the Company had no outstanding balance. The Company was required to use 40% of the net proceeds from the IPO to pay down amounts outstanding under its term loans.  In addition to the amount required of $4,160, the Company repaid the remaining Term Loan A balance of $4,128 and recorded an $83 loss on debt extinguishment charge.

Term Loan B with White Oak

On December 23, 2016, the Company entered into a $21,500 term loan (“Term Loan B”) facility, with White Oak as the administrative agent.

The Company repaid this facility on December 27, 2017.

Term Loan C with PNC

On December 27, 2017 the Company entered into an $15,000 term loan (“Term Loan C”) facility, with PNC as the administrative agent.

At December 31, 2017, the Company had an outstanding balance of $15,000.  The Company can opt to pay interest on the Term Loan C facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  For term loan advances the domestic rate spread is fixed at 3.75%, and the LIBOR spread is fixed at 4.75%.  Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending December 31, 2017 was 6.3%.

The Company is obligated to make quarterly principal payments of $500 commencing on January 1, 2018. If the term loan is prepaid in full or in part prior to the maturity date, the Company will be required to pay a prepayment penalty.  If paid prior to December 27, 2018 the prepayment penalty will be equal to 2.0% of the prepayment.  The prepayment penalty percentage reduces to 1% on or after December 27, 2018, and no penalty if on or after the December 27, 2019.  There will be no prepayment obligation in the event that the prepayment of the obligation in full is funded in connection with a refinancing for which PNC is the administrative agent.  Any unpaid principal is due on maturity, which is December 27, 2022.   Interest is payable monthly beginning on January 1, 2018.

Covenants

The Company’s indebtedness is collateralized by substantially all of the Company’s assets. The facilities contain customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. The Company is also required to comply with certain financial covenants as defined in the New Credit Agreement. The revolving credit facility and the term loans require the Company to maintain a Minimum Fixed Charge Coverage ratio of not less than 1.20 to 1.0.  Additionally, the term loan requires the Company not exceed a Leverage Ratio of 3.50 to 1.00 which shall step down to 1.75 to 1.00 by December 31, 2020 and also limits capital expenditures to $2,000 in any fiscal year. The Company was in compliance with all covenants at December 31, 2017.

Note 10. Purchase Commitments

As of December 31, 2017 and 2016, the Company has open purchase orders of approximately $21,077 and $9,480, respectively. Purchase obligation include non-cancellable and cancellable commitments. In certain cases, cancellable commitments contain penalty provisions for cancellation.

Note 11. Operating Leases

The Company’s leasing operations consist principally of the leasing of real estate, office equipment and vehicles under operating leases that expire over the next one to seventeen years.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017:

2018	$272
2019	226
2020	166
2021	14
2022	14
Subsequent to 2022	188

Total	$880

Total rent expense for the year ended December 31, 2017 and 2016 was $135 and $137, respectively.

Note 12. Equity

2017 Equity Incentive Plan

On May 11, 2017, the Company adopted the ASV Holdings, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The maximum number of shares of common stock reserved for issuance under the 2017 Plan is 1,250 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not the Company’s employees or employees of the Company’s affiliates are eligible to participate in the 2017 Plan. The 2017 Plan is administered by the compensation committee of the Company’s board of directors. The 2017 Plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of rewards, determine the award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the 2017 Plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The 2017 Plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

The Company awarded a total of 172 restricted stock units to employees and directors under the 2017 Plan during 2017. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following table contains information regarding restricted stock units:

December 31, 2017
Outstanding on January 1, 2017	—
Units granted during the period	172
Vested and issued	(9)
Vested- issued and repurchased for income tax withholding	3
Forfeited	—
Outstanding on December 31, 2017	166

On June 2, 2017, the Company granted an aggregate of 53 restricted stock units to employees pursuant to the 2017 Plan. Restricted stock units of 9, 24 and 20 vest in 2017, 2018 and 2019, respectively.

On June 2, 2017, the Company granted 51 restricted stock units to officers pursuant to the 2017 Plan. Restricted stock units of 17, 17 and 17 vest on June 2, 2018, 2019 and 2020, respectively.

On October 19, 2017, the Company granted and aggregate of 8 restricted stock units to employees pursuant to the 2017 Plan. Restricted stock units of 3, 3 and 2 vest on October 19, 2018, 2019 and 2020, respectively.

On December 14, 2017, the Company granted an aggregate of 9 restricted stock units to employees pursuant to the 2017 Plan. Restricted stock units of 3, 3 and 3 vest on December 14, 2018, 2019 and 2020, respectively.

On December 14, 2017, the Company granted 51 restricted stock units to officers pursuant to the 2017 Plan. Restricted stock units of 17,17 and 17 vest on December 14, 2018, 2019 and 2020, respectively.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $277 and $0 for the year ended December 31, 2017 and 2016, respectively. Additional compensation expense related to restricted stock units will be $465, $391 and $232 for 2018, 2019 and 2020, respectively.

Note 13. Income Tax

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that the Company would be able to realize our deferred taxes in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet.

	2017	2016
Current:
Federal	$-	$-
State and local	16	-
Total current provision (benefit)	16	-
Deferred:
Federal	(564)	-
State and local	(60)	-
Total deferred provision (benefit)	(624)	-
Total provision (benefit)	$(608)	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	2017	2016
Deferred tax assets:
Net operating losses	$74	$-
Amortization of intangible assets	278
Share-based compensation	77	-
Inventory	515	-
Accruals and reserves	326	-
Tax credits	74	-
Total deferred tax assets	1,344	-
Deferred tax liabilities:
Amortization of goodwill	$(466)	$-
Fixed assets	(254)	-
Total deferred tax liabilities	(720)	-
Net deferred tax assets	$624	-

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors the Company determined that the deferred tax assets are realizable on a more-likely-than-not basis.

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $318which are set to expire in 2037 if not utilized.  The Company also had approximately $25 of U.S. federal research and development tax credit carryforwards and $61 of state research and development tax credits which are set to expire in 2037 and 2032 respectively.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 34% as follows:

	2017	2016
Income tax expense (benefit) at federal statutory rate	34%	0%
Partnership income not subject to tax	-17%	0%
State and local taxes	-2%	0%
Change in entity tax status	-93%	0%
Federal tax reform	25%	0%
R&D tax credits	-2%	0%
Effective tax rate	-55%	0%

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduces the U.S. statutory corporate income tax rate from 34% to 21% effective January 1, 2018 (2) eliminates the corporate alternative minimum tax (3) eliminates the Section 199 deduction (4) changes rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of TCJA.  SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.  To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The TCJA reduces the corporate tax rate to 21% effective January 1, 2018.  We have recorded a provisional decrease in our deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax expense of $0.3 million for the year ended December 31, 2017.  While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the TCJA.

For the year ended December 31, 2017, the Company recorded an income tax benefit of $(0.6) million which consists of the recognition of a net deferred tax asset related to a change in the entity’s tax status with the conversion from a Minnesota limited liability company to a Delaware corporation on May 11, 2017, offset by the one-time re-measurement of our deferred tax assets and liabilities for the TCJA.   Prior to May 11, 2017, the Company was taxed as partnership and not was not subject to federal and state income tax.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2017, the Company has no uncertain tax positions.   There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2017.

The Company files federal income tax returns and income tax returns in various state tax jurisdictions with varying statutes of limitations.

Note 14. Net Earnings Per Share

Net earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

Note 15. Other Current Liabilities

Other current liabilities consist mainly of worker’s compensation, accrued subsidies and programs, accrued legal, and accrued interest. Balances as of year ended December 31, 2017 and 2016 were $1,039 and $1,312, respectively.

Note 16. Retirement Plans

The Company has established a 401(k) plan to provide retirement benefits to eligible executive officers and employees. Employees may enter the plan after they have been employed by us for at least thirty days. Under the plan, the Company contributes a flat non-elective contribution of 4% of eligible compensation for each plan participant at the end of the calendar year.

Note 17. Recent Accounting Pronouncements

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2017, for emerging growth companies, and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. The Company has adopted this guidance during the period ended March 31, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the year ended December 31, 2017.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2017, for emerging growth companies, with early adoption permitted. The Company adopted the guidance for the period ended March 31, 2017. The adoption of this guidance did not have an impact on the operating results for the year ended December 31, 2017.

In December 2016, the FASB issued No. ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”), which requires that amounts described as restricted cash or cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective in fiscal year 2020, for emerging growth companies, and must be applied retrospectively to all periods presented. The Company adopted the guidance for the period ended December 31, 2017. The adoption of this guidance did not have an impact on the operating results for the year ended December 31, 2017.

Recent Accounting Pronouncements – Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies guidance related to identifying the performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which addresses narrow-scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition as well as providing a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”). ASU 2016-20 is intended to clarify and suggest improvements to the application of current standards under Topic 606 and other Topics amended by ASU 2014-09. ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are effective for reporting periods beginning after December 15, 2018, for emerging growth companies, with early adoption permitted for reporting periods beginning after December 15, 2016. While we are currently evaluating the impact of adoption of these standards on our financial statements, we expect to identify similar performance obligations compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we do not expect the adoption of these ASU’s to have a material impact on our statements of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230): Statement of Cash Flows” (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2018, for emerging growth companies. The Company is currently evaluating the impact that this standard will have on its financial statements.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting.”  This ASU is intended to provide guidance about which changes to the terms or conditions on a share-based payment award require an entity to apply modification accounting.   This new standard is effective for reporting periods beginning after December 15, 2018, and interim periods within that reporting period, for emerging growth companies, with early adoption permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

Except as noted above, the guidance issued by the FASB during the current period is not expected to have a material effect on the Company’s financial statements.

Note 18. Subsequent Events

None