Form 10-Q
period 2018-03-31
ASV HOLDINGS, INC.
filed 2018-05-08
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, the registrant had 9,822,217 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ASV Holdings, Inc.

Condensed Balance Sheets

(In thousands, except par value)

	March 31,	December 31,
	2018	2017
	Unaudited	Unaudited
ASSETS
CURRENT ASSETS
Cash	$4	$3
Trade receivables, net	17,044	18,276
Receivables from affiliates	33	76
Inventory, net	28,029	26,691
Prepaid income tax	997	896
Prepaid expenses and other	325	591
Total current assets	46,432	46,533

NON-CURRENT ASSETS
Property, plant and equipment, net	13,613	13,797
Intangible assets, net	22,640	23,277
Goodwill	30,579	30,579
Deferred financing costs - revolving loan facility	280	298
Other long-term assets	13	13
Deferred tax asset	624	624
Total assets	$114,181	$115,121

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable - current portion	$2,000	$2,000
Trade accounts payable	14,600	15,174
Payables to affiliates	1,200	1,063
Accrued compensation and benefits	932	1,483
Accrued warranties	1,666	1,869
Accrued product liability- short term	553	778
Accrued other	1,128	1,039
Total current liabilities	22,079	23,406

NON-CURRENT LIABILITIES
Revolving loan facility	13,594	12,511
Note payable - long term, net	12,181	12,664
Other long-term liabilities	689	739
Total liabilities	48,543	49,320

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000 authorized, none outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 50,000 authorized, 9,818 and 9,806 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	65,578	65,434
Retained earnings	50	357
Total Stockholders' Equity	65,638	65,801

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,181	$115,121

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Operations

(In thousands, except par value and per share data)

	For the Three Months Ended March 31,
	2018	2017
	Unaudited	Unaudited
Net sales	$29,870	$28,010

Cost of goods sold	25,928	23,650

Gross profit	3,942	4,360

Research and development costs	471	537
Selling, general and administrative expense	3,407	2,713

Operating income	64	1,110

Other income (expense)		-
Interest expense	(458)	(878)
Other income (expense)	6	-

Total other expense	(452)	(878)

(Loss) income before taxes	(388)	232

Income tax benefit	(81)	—

Net (loss) income	$(307)	$232

(Loss) earnings per share:
Basic net (loss) income per share	$(0.03)	$0.03
Diluted net (loss) income per share	$(0.03)	$0.03

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	9,816	8,000
Diluted weighted average common shares outstanding	9,816	8,000

Pro forma (C corporation basis):
Pro forma tax expense	N/A	$84
Pro forma net income	N/A	$148

Pro forma earnings per share:
Basic net income per share	N/A	$0.02
Diluted net income per share	N/A	$0.02

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Cash Flows

(In thousands)

	For the Three Months Ended March 31,
	2018	2017
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net (loss) income	$(307)	$232
Adjustments to reconcile to net (loss) income to net cash
provided by operating activities:
Depreciation	547	584
Amortization	637	637
Share-based compensation	149	46
Loss on sale of fixed assets	—	38
Amortization of deferred finance cost	35	56
Bad debt expense	37	1
Inventory reserves	93	—
Changes in operating assets and liabilities
Trade receivables	1,195	(1,394)
Net trade receivables/payables from affiliates	180	291
Inventory	(1,464)	2,348
Prepaid expenses	165	(381)
Trade accounts payable	(574)	(430)
Accrued expenses	(844)	(1,316)
Other long-term liabilities	(50)	420

Net cash (used in) provided by operating activities	(201)	1,132

INVESTING ACTIVITIES
Decrease in restricted cash	—	536
Purchase of property and equipment	(330)	(38)

Net cash (used in) provided by investing activities	(330)	498

FINANCING ACTIVITIES
Principal payments on term debt	(500)	(538)
Debt issuance costs incurred	—	(9)
Shares repurchased for income tax withholding on share-based compensation	(51)	—
Net borrowings (payments) on revolving credit facilities	1,083	(1,646)

Net cash provided by (used in) financing activities	532	(2,193)

NET CHANGE IN CASH	1	(563)

Cash at beginning of period	3	572

Cash at end of period	$4	$9

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and have been consistently applied. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The unaudited financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require the Company to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. The Company evaluates estimates used in preparation of the accompanying financial statements on a continual basis. We describe our significant accounting policies in Note 2, “Summary of

Significant Accounting Policies,” of the audited financial statements for the year ended December 31, 2017 included in the Annual Report on Form 10-K.

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

The balance of the allowance for doubtful accounts was $119 and $82 at March 31, 2018 and December 31, 2017, respectively.

Revenue Recognition

The Company’s revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For its customer contracts, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is satisfied. A good or service is transferred when the customer obtains control of that good or service.  The Company principally generates revenue from the sale of equipment and parts to dealers, distributors and OEM customers and recognizes revenue at a point in time when control transfers. Transfer of control is generally determined based on the shipping terms of the contract. The Company recognizes revenue for delivered goods or services when the delivered good or service is distinct, control of the good or service has transferred to the customer, and only customary refund or return rights related to the goods or services exist.  Generally, there is no-post shipment obligation on product sold other than standard warranty obligations in the normal and ordinary course of business.

Provisions for sales program incentives (such as wholesale subsidies, retail subsidies and customer cash), product returns, and discounts and allowances are variable consideration and are accounted for as a reduction of revenue and establishment of a liability (or contra asset receivable as appropriate) using the expected value method.  The Company considers historical data in determining its best estimates of variable consideration. These estimates are reviewed regularly for appropriateness, considering also whether the estimates should be constrained in order to avoid a significant reversal of revenue recognition in a future period. If updated information or actual amounts are different from previous estimates of variable consideration, the revisions are included in the results for the period in which they become known through a cumulative effect adjustment to revenue. In addition, the Company’s contracts with customers generally do not include significant financing components or noncash consideration. The Company expenses incremental costs of obtaining a contract (primarily sales commissions) as Selling, general and administrative expense in the Condensed Statements of Operations, because the amortization period would be less than one year.

The Company disaggregates revenue from contracts with customers by geographic location and major customer (see Concentrations Of Business and Credit Risk) as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

Defined Benefit Plan

The Company sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”) for a former senior executive. The SERP is unfunded. The Company accounts for this plan pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 710, “Compensation – General.” This guidance requires balance sheet recognition of the overfunded or underfunded status of the defined benefit plan. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting guidance must be recognized in the Statement of Operations. The defined benefit obligation for this plan as of March 31, 2018 is $745, of which, $64 and $681 is reflected in “Accrued Other” and “Other Long-Term Liabilities,” respectively, on the balance sheet.  The balance at December 31, 2017 was $803, of which, $64 and $739 was reflected in the “Accrued Other” and “Other Long-Term Liabilities,” respectively.  The Company expects to make annual benefit payments of $64 per year over the next five years.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs are incurred in the development of new products or significant improvements to existing products.

Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.  For the three months ended March 31, 2018, the Company recorded an income tax benefit of $(81), which consists of a federal and state income tax benefit on its pre-tax loss of $(388). Our effective tax rate is affected by recurring items such as state and local taxes, a reduced federal tax rate for foreign derived intangible income and federal research and development credits.

For the three months ended March 31, 2017, the Company did not record an income tax provision as prior to May 11, 2017, the Company was taxed as a partnership.  As such, the Company was not a tax paying entity and not subject to federal and state income tax purposes.

At March 31, 2018, the Company did not have any uncertain tax positions.  The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the accompanying Statement of Income.

Concentrations of Business and Credit Risk

Caterpillar Inc., an OEM customer, and CEG Distributions PTY Ltd., the Company’s Australian master distributor, accounted for 26% of the Company’s Net Sales for the three months ended March 31, 2018 as well as 64% of the Company’s Accounts Receivable at March 31, 2018. Caterpillar Inc. and CEG Distributions PTY Ltd accounted for 26% of the Company’s Net Sales for the period ended March 31, 2017 as well as 63% of the Company’s Accounts Receivable at December 31, 2017.

Sales by major customer consisted of the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018		2017
	Percent		Percent
	of Total	Amount	of Total	Amount
Caterpillar	16%	$4,822	16%	$4,525
CEG Distributions PTY Ltd.	10%	2,895	10%	2,883
Other	74%	22,153	74%	20,602

Total	100%	$29,870	100%	$28,010

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

Revenue by geographic area consisted of the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018		2017
	Percent		Percent
	of Total	Amount	of Total	Amount
United States	79%	$23,627	72%	$20,302
Australia	11%	3,361	19%	5,227
Other	10%	2,882	9%	2,481

Total	100%	$29,870	100%	$28,010

Note 3. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. The Company records excess and obsolete inventory reserves.  The estimated reserve is based on specific identification of excess or obsolete inventories.

Inventory consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw materials and supplies	$18,647	$17,108
Work in process	119	98
Finished equipment and replacement parts	9,817	10,076

	28,583	27,282
Less: reserves for excess and obsolete	(554)	(591)

	$28,029	$26,691

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

Intangible assets, net comprised the following as of March 31, 2018:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(2,627)	$5,373
Tradename and trademarks	25	7,000	(918)	6,082
Customer relationships	11	16,000	(4,815)	11,185

	12	$31,000	$(8,360)	$22,640

Intangible assets, net comprised the following as of December 31, 2017:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
.	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(2,427)	$5,573
Tradename and trademarks	25	7,000	(848)	6,152
Customer relationships	11	16,000	(4,448)	11,552

	12	$31,000	$(7,723)	$23,277

Amortization of other intangible assets for the three months ended March 31, 2018 and 2017 was $637 and $637, respectively.

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

Note 5. Related Party Transactions

Effective December 19, 2014, the Company entered into a Distribution and Cross Marketing Agreement with Terex and Manitex (the “Terex Cross Marketing Agreement”) that set forth the terms under which the Company would manufacture and sell ASV products, certain services Terex would provide in assisting in the sales and marketing of ASV products and the costs to be paid by the Company in exchange for such services. The Terex Cross Marketing Agreement defines dealers and customers to which, and territories for which, Terex would have the exclusive right on behalf of the Company to market and sell Terex-branded ASV products. The Terex Cross Marketing Agreement defines the compensation to Terex for its machine sales selling expense, part sales selling expense and general and administrative costs associated with such sales. In addition, for the provision of marketing services by Terex, the Company would pay an annual fee of $250, subject to annual escalation of 3% plus 0.2% of net incremental sales. Unless terminated, the term of the Terex Cross Marketing Agreement is five years, and the parties may agree to renew for additional one year terms. The Company expensed $300 and $296 for services for the three months ended March 31, 2018 and 2017, respectively, under the Terex Cross Marketing Agreement.

Effective December 19, 2014, the Company entered into a Services Agreement with Terex (the “Terex Services Agreement”) that set forth the terms under which Terex would provide certain services to the Company and the Company will retain access to certain services provided by Terex and the compensation related thereto. The scope of the Terex Services Agreement covers amongst other items, temporary transition services arising from the transfer of majority ownership to Manitex, third party logistics services for parts fulfillment, warranty and field service and information technology (“IT”) services for both transitional and ongoing services. Unless terminated, the term of the Terex Services Agreement is specific to each service provided, and the parties may agree to renew for additional one year terms. The Company expensed $242 and $353 for services provided for the three months ended March 31, 2018 and 2017, respectively.

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

Included in the Company’s Condensed Statements of Operations are sales to Terex of $31 and $131  for the three months ended March 31, 2018 and 2017, respectively.  Also included are sales returns from Manitex of $-9 for the three months ended March 31, 2017.  The Company recorded purchases from Terex of $2,182 and $2,132 for the three months ended March 31, 2018 and 2017 respectively.  The Company also recorded charges for insurance and employee benefit costs from Manitex of $968 for the three months ended March 31, 2017.

Receivables from affiliates include $30 due from Terex and $3 due from Manitex (total $33) at March 31, 2018, and $67 due from Terex and $9 due from Manitex (total $76) at December 31, 2017.

Payables from affiliates includes $1,200 due to Terex and $0 due to Manitex (total $1,200) at March 31, 2018, and $1,037 due to Terex and $26 due to Manitex (total $1,063) at December 31, 2017.

Note 6. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, we adopted the Financial Accounting Standards Board ('FASB') Accounting Standards Update ('ASU') No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on our results of operations, cash flows, or financial position. Revenue continues to be recognized at a point in time for our product sales when products are delivered to or picked up by the customer and revenue for shipping and handling charges continues to be recognized when products are delivered to or picked up by the customer. We continue to reduce revenue for estimates of sales incentives based on probability estimates and for product returns based on historical return rates. Additional information and disclosures required by this new standard are contained in Note 2, “Revenue Recognition”.

Recent Accounting Pronouncements – Not Yet Adopted

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," (“ASU 2016-01”), subsequently clarified in February 2018 by ASU No. 2018-03, “Technical Corrections and Improvements to ASU 2018-01” (“ASU 2018-03). The amendments in ASU 2016-01, and the clarification in ASU 2018-03, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2019, for emerging growth companies. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting.”  This ASU is intended to provide guidance about which changes to the terms or conditions on a share-based payment award require an entity to apply modification accounting.   This new standard is effective for reporting periods beginning after December 15, 2018, and interim periods within that reporting period, for emerging growth companies, with early adoption permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 8. Supplemental Cash Flow Information

Interest and income taxes paid during the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended March 31,
	2018	2017

Interest paid in cash	$361	$681

Income tax payments in cash	$20	$—

The Company settled an accrued liability in exchange for stock during the quarter with a fair value of $79, which resulted in a non-cash decrease in accrued liabilities and increase in stockholders’ equity.

Note 9. Debt

Loan Facilities

On December 23, 2016, the Company completed a unitranche credit agreement with PNC Bank, National Association (“PNC”), and White Oak Global Advisors, LLC (“White Oak”) to provide a $65,000, 5-year credit facility (the “Credit Agreement’). The facility consisted of a $35,000 revolving credit facility (subject to availability based primarily on eligible accounts receivable and eligible inventory), a Term Loan A facility of $8,500 and a Term Loan B facility of $21,500.  A total of $46,700 was drawn by the Company at closing of the Credit Agreement.

On December 27, 2017 the Company entered into an amended and restated credit agreement with PNC Bank, National Association, and another lender (the “Lenders”) to provide a $50,000, 5-year credit facility (the “Credit Agreement”.  The facility consists of a $35,000 revolving credit facility (which is subject to availability based primarily on eligible accounts receivable and eligible inventory), and a term loan facility of $15,000.  At the closing of the Credit Agreement, the Company had outstanding borrowings under it of approximately $28,400, consisting of $18,700 in new borrowings and approximately $9,700 which was carried over from the Company’s previously outstanding revolving credit facility.

Revolving Loan Facility with PNC

The Company’s $35,000 revolving loan facility with PNC includes two sub-facilities: (i) a $2,000 letter of credit sub-facility, and (ii) a $3,500 swing loan sub-facility, each of which is fully reserved against availability under the revolving loan facility. The facility matures on December 27, 2022.

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) up to 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c) the lesser of (I) 95% of Eligible CAT Receivables, or $8,600 plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $15,000 less outstanding letters of credit and any reasonable reserves as established by the bank.  At March 31, 2018, the maximum the Company could borrow based on available collateral was capped at $17,422.

At March 31, 2018, the Company had drawn $13,594 under the $35,000 revolving loan facility. The Company can opt to pay interest on the revolving credit facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The domestic rate spread is initially fixed at 1.00% for revolving loan advances until delivery of certain reporting documents with respect to fiscal quarter ending March 31, 2018, at which point it ranges from 1.00% to 1.5% depending on the Average Undrawn Availability (as defined in the New Credit Agreement).  The LIBOR spread is initially fixed at 2.00% for revolving loan advances until delivery of the same reporting documents, at which point it ranges from 2.00% to 2.5% depending on the Average Undrawn Availability.   Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ended March 31, 2018 was 4.1%.  Additionally, the bank assesses a 0.25% unused line fee that is payable quarterly.

Term Loan A with PNC

On December 23, 2016, the Company entered into an $8,500 term loan (“Term Loan A”) facility with PNC as the administrative agent.

The Company repaid this facility on May 18, 2017.

Term Loan B with White Oak

On December 23, 2016, the Company entered into a $21,500 term loan (“Term Loan B”) facility with White Oak as the administrative agent.

The Company repaid this facility on December 27, 2017.

Term Loan C with PNC

On December 27, 2017 the Company entered into a $15,000 term loan (“Term Loan C”) facility, with PNC as the administrative agent.

At March 31, 2018, the Company had an outstanding balance of $14,500, less $319 debt issuance costs, for net debt of $14,181.  The Company can opt to pay interest on the Term Loan C facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  For term loan advances the domestic rate spread is fixed at 3.75%, and the LIBOR spread is fixed at 4.75%.  Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending March 31, 2018 was 6.4%.

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

Covenants

The Company’s indebtedness is collateralized by substantially all of the Company’s assets. The facilities contain customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. The Company is also required to comply with certain financial covenants as defined in the New Credit Agreement. The revolving credit facility and the term loans require the Company to maintain a Minimum Fixed Charge Coverage ratio of not less than 1.20 to 1.0.  Additionally, the term loans require the Company not exceed a Leverage Ratio of 3.50 to 1.00 which shall step down to 1.75 to 1.00 by December 31, 2020 and also limits capital expenditures to $2,000 in any fiscal year. The Company was in compliance with all covenants for the period ended March 31, 2018.

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

The Company awarded a total of 10 restricted stock units to directors and non-employees under the 2017 Plan on March 15, 2018. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following table contains information regarding restricted stock units:

March 31, 2018
Outstanding on December 31, 2017	166
Units granted during the period	1
Vested and issued	(24)
Vested- issued and repurchased for income tax withholding	6
Forfeited	-
Outstanding on March 31, 2018	149

On March 15, 2018, the Company granted an aggregate of 9 restricted stock units to directors pursuant to the 2017 Plan. Restricted stock units were immediately vested.

On March 15, 2018, the Company granted 1 restricted stock unit to a non-employee pursuant to the 2017 Plan. Restricted stock units vest on March 15, 2018, 2019 and 2020, respectively.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $149 and $0 for the three months ended March 31, 2018 and 2017, respectively.  Additional compensation expense related to restricted stock units will be $439, $394, and $238 for the remainder of 2018, 2019, and 2020, respectively.

Note 11. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the caption “Risk Factors,” in our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in the section entitled “Item 1A. Risk Factors”.

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

Since the inception of the Joint Venture in December 2014, we have achieved the following:

•

Beginning in the second quarter of 2015, we re-launched the ASV brand with a new logo and newly designed product range of four CTLs and four SSL machines. As of March 31, 2018, we are marketing 12 CTL and SSL products under the ASV brand.

•

We have established our own sales organization, with a National Sales Manager for North America, seven ASV sales account managers and 151 North American ASV dealers and rental accounts with 248 locations in 44 U.S. states and six Canadian provinces as of March 31, 2018.

•

We have grown the ASV distribution network while seeing a decline in activity from dealers in the Terex network. During 2017, 97% of our machine sales were made through our distribution network and 3% through Terex distribution. Beginning in 2018, all sales will be made through our ASV distribution network.

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

Business Outlook

A number of economic indicators that we believe are relevant to our industry and products have been trending favorably and are forecasted to continue in a positive direction. A primary driver of demand for our CTL and SSL products is the United States housing market, where the level of new housing starts continues to be below pre-2007 levels. Since 2009, according to the U.S. Census Bureau, new housing starts have incrementally increased to a seasonally adjusted annual rate of 1.3 million units in March 2018 from approximately 0.5 million in October 2009.  This March 2018 rate is 10.9% above the March 2017 rate.

Construction spending in the United States is also experiencing growth. The U.S. Census Bureau reported on April 2, 2018 that total construction spending during February 2018 was estimated at a seasonally adjusted annual rate of $1.3 trillion, 3.0% above the February 2017 estimate.

The economies of the markets to which we sell our products have for the past few years operated with interest rates at historically low levels. Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures which in turn affects sales of our products that serve these activities. Interest rate changes also affect the ability of dealers to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. In the United States, during 2017 and early 2018, the Federal Reserve continued increasing interest rates from their historically low levels. Increases in interest rates could negatively impact our sales and create supply chain inefficiencies.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

For the three months ended March 31, 2018, the Company had net income of $(0.3) million compared to a net income of $0.2 million for the three months ended March 31, 2017.

For the three months ended March 31, 2018, net income of $(0.3) million consisted of revenue of $29.9 million, cost of sales of $25.9 million, research and development costs of $0.5 million, selling, general and administrative (“SG&A”) expenses of $3.4 million, interest expense of $0.5 million, and an income tax benefit of $0.1 million.

For the three months ended March 31, 2017, the net income of $0.2 million consisted of revenue of $28.0 million, cost of sales of $23.7 million, research and development costs of $0.5 million, SG&A expenses of $2.7 million, and interest expense of $0.9 million.

Net Sales: For the three months ended March 31, 2018, net sales were $29.9 million, an increase of approximately $1.9 million or 6.8% from net sales of $28.0 million for the same period in 2017.  The increase in net sales is attributable to increased machine sales of $2.5 million and an increase in sales of undercarriages to Caterpillar of $0.5 million, offset by a decrease in aftermarket parts of $1.1 million.  Growth in revenues from sales of machines through our North American distribution channels was 31% compared to the three months ended March 31, 2017.

Increased machine volume and an improved machine mix of larger higher revenue models in the three months ended March 31, 2018, resulted in an increase in machine revenues of 13.5% or $2.5 million from the same period in 2017. The increase in volume was primarily due to increased sales into our North American distribution channels, offset in part by fewer units shipped into Australia and New Zealand for the period.  There was no material impact due to price increases for the three months ended March 31, 2018.

Parts and other sales for the three months ended March 31, 2018 decreased $0.6 million compared to the same period in 2017.  This comprised an increase of Caterpillar undercarriage shipments of $0.5 million for the period, offset by a decrease in aftermarket parts sales of $1.1 million for the period. We believe a primary reason for the aftermarket parts decrease was related to the transition of our aftermarket parts distribution to Grand Rapids, Minnesota, as dealers held orders for a window of time until the transition was complete.  We began distributing aftermarket parts out of our new distribution facility on March 19, 2018.

Gross Profit: For the three months ended March 31, 2018, our gross profit was $3.9 million or 13.0% of net sales compared to $4.4 million or 15.7% of net sales for the same period in 2017. Gross profit as a percent of net sales decreased primarily as a result of (i) a decrease in aftermarket parts as a percentage of total sales, and (ii) start-up costs of $0.6 million associated with moving our parts distribution to Grand Rapids.

Research and Development: Research and development expense was $0.5 million or 1.7% of net sales for the three months ended March 31, 2018, compared to $0.5 million or 1.8% of net sales for the same period in 2017.

Selling, general and administrative expense: SG&A expense for the three months ended March 31, 2018 was $3.4 million or 11.4% of net sales, compared to $2.7 million, or 9.6% of net sales, for the comparable period in 2017, an increase of approximately $0.7 million or 25.9%, respectively.  The main contributing factors to the increase were (i) a $0.1 million increase from costs associated with stock compensation, (ii) a $0.4 million increase resulting from costs associated with operating as a public company, (iii) a $0.1 million increase in general administrative costs relating to adding key management positions, and (iv) a $0.1 million increase in advertising and marketing costs.

Operating Income: For the three months ended March 31, 2018, our operating income was $0.1 million or 0.3% of net sales, compared to $1.1 million or 3.9% of net sales for the same period in 2016. Operating income decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2018, was $0.5 million compared to $0.9 million for the same period in 2017, principally due to lower borrowings on our debt facilities, pay down of debt from IPO proceeds and improved rates, a result of refinancing our debt in December of 2017.

Tax: For the three months ended March 31, 2018, the Company recorded an income tax benefit of $0.1 million, which consists of a federal and state income tax benefit. For the three months ended March 31, 2017, the Company did not record an income tax provision as prior to May 11, 2017, the Company was taxed as a partnership.

Net income: For the three months ended March 31, 2018, our net loss was $(0.3) million compared to a net income of $0.2 million for the same period in 2017, a decrease of $(0.5) million and is attributable to the items discussed above.

EBITDA:

EBITDA totaled $1.3 million or 4.2% of net sales for the three months ended March 31, 2018 compared to $2.3 million or 8.3% of net sales for the same period in 2017. The decrease in EBITDA for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 resulted from decreased net income of $0.5 million, reduced interest charges of $0.4 million, and a tax benefit of $0.1 million.

The table below sets forth a reconciliation of Net (loss) income to EBITDA (in thousands of dollars) :

	For the Three Months Ended March 31,
	2018	2017
Net (loss) income	$(307)	$232
Interest expense	458	878
Depreciation & amortization	1,184	1,221
Other (income) expense	(6)	—
Income tax (benefit) expense	(81)	—
EBITDA (1)	$1,248	$2,331
% of Sales	4.2%	8.3%

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

Liquidity and Capital Resources

We fund our business activities by utilizing a revolving credit facility, a term loan for financing, and cash generated from operations. For more information, see Note 9, “Debt” to the unaudited condensed financial statements included elsewhere in the Quarterly Report on Form 10-Q and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

Cash Flows

Three Months Ended March 31, 2018

Operating activities consumed $0.2 million of cash for the three months ended March 31, 2018, comprised of a net loss of $(0.3) million, non-cash items that totaled $1.5 million and changes in assets and liabilities, which consumed $1.4 million. The principal non-cash items are depreciation and amortization of $1.2 million, share-based compensation of $0.1 million, and an increase in inventory reserves of $0.1 million.

The changes in assets and liabilities consumed $1.4 million. The changes in assets and liabilities had the following impact on cash flows: Accounts receivable generated $1.2 million, trade receivables/payables from affiliates generated $0.2 million, inventory consumed $1.5 million, prepaid expenses generated $0.2 million, trade accounts payable consumed $0.6 million, and accrued expenses consumed $0.8 million.  The increase in accounts receivable is principally due to increased sales. Days sales outstanding at March 31, 2018 were 49 days, compared to 58 days at December 31, 2017. The increase in inventory relates primarily to increased stock of long lead items to support future production schedules as well as safety stock used to supplement aftermarket parts distribution during the transition period of moving of the parts to our new facility in Grand Rapids.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the three months ended March 31, 2018 consumed $0.3 million of cash. We consumed $0.3 million of cash to purchase machinery and equipment, principally related to tooling for Tier IV, information technology systems upgrades and building improvements.

Financing activities generated $0.5 million in cash for the three months ended March 31, 2018. Cash was generated by increased borrowing under the revolving credit facilities of $1.0 million, offset by the use of $0.5 million of cash for principal payments on debt.

Three Months Ended March 31, 2017

Operating activities consumed $1.1 million of cash for the three months ended March 31, 2017 comprised of a net income of $0.2 million, non-cash items that totaled $1.4 million and changes in assets and liabilities, which consumed $0.5 million. The principal non-cash items are depreciation and amortization of $1.2 million, amortization of deferred finance cost of $0.1 million, loss on sale of fixed assets of $0.04 million and an increase in allowance for doubtful accounts of $0.04 million.

The changes in assets and liabilities consumed $0.5 million. The changes in assets and liabilities had the following impact on cash flows: Accounts receivable consumed $1.4 million, trade receivables/payables from affiliates generated $0.3 million, inventory generated $2.4 million, prepaid expenses consumed $0.4 million, trade accounts payable consumed $0.4 million, accrued expenses consumed $1.3 million and other long-term liabilities generated $0.4 million.  The increase in accounts receivable is principally due to increased sales.  Days sales outstanding at March 31, 2017 were 42 days, compared to 63 days at December 31, 2016.  The decrease in inventory relates to material on hand at the end of the period December 31, 2016 for product to be manufactured for international shipments in the first quarter of 2017, together with a $1.0 million decrease in finished product.  The $1.3 million reduction in accrued expenses related principally to $1.0 million for product liability and $0.1 million for reduced legal accrual and $0.1 million of accrued interest.  The decrease in trade accounts payable relates to a reduction of twenty-one days in days payable outstanding at March 31, 2017 compared to December 31, 2016.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the three months ended March 31, 2017 generated $0.5 million of cash representing the purchase of machinery and equipment.

Financing activities consumed $2.2 million in cash for the three months ended March 31, 2017. We used $0.5 million of cash for principal payments on debt and repaid $1.7 million on our existing revolving credit facility.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. The Company adopted ASC 606 during the period, however, it had no significant impact on estimates.  There have been no other significant changes to our critical accounting policies that are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Off-Balance Sheet Arrangements

At March 31, 2018 we had $0.2 million of standby letters of credit outstanding. PNC Bank has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under our workers’ compensation insurance policies.

Inflation

Inflation affects us in two principal ways.  First, our revolving credit facility is generally tied to the price and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense.  Second, general inflation impacts prices paid for labor, parts and supplies.  Whenever possible, we attempt to cover increased costs of production and capital by adjusting the price of our products.  However, we generally do not have inflation-based price adjustment provisions in our contracts.  The markets we serve are competitive in nature, and competition may limit our ability to pass through cost increases.  Overall, we strive to manage the effect of inflation through sales price adjustments, cost reductions and improved productivity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks that exist as part of our ongoing business operations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the PNC prime rate and LIBOR. At March 31, 2018, we had approximately $28.1 million of variable rate debt with a weighted average interest rate of approximately 5.29%. An increase of 1% in our average floating interest rates at March 31, 2018 would increase interest expense by approximately $0.3 million.

Commodities Risk

We purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major part of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. The prices we pay for raw materials used in our products may be impacted by tariffs.  On March 8, 2018, the Trump Administration signed an order that will impose tariff of 25% on steel.  As a result of this tariff, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material price increases on to dealers, our margins could be adversely affected and it could have a material adverse effect on our business.  Changes in input costs did not have a significant effect on our operating performance in 2017 or the three months ended March 31, 2018. During 2017 and during the three months ended March 31, 2018, raw materials and component were generally available to meet our production schedules and had no significant impact on our revenues.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings, including the proceeding before the National Labor Relations Board described in “Risk Factors–Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We are also involved in products liability and workers’ compensation matters which have arisen in the normal course of our business operations.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Plan of Conversion of A.S.V. LLC, dated as of April 25, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

3.1	Certificate of Incorporation of ASV Holdings, Inc., dated as of May 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

3.2	Bylaws of ASV Holdings, Inc., dated as of May 11, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASV Holdings, Inc.

Date: May 8, 2018	By:	/s/ Andrew M. Rooke
Andrew M. Rooke
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Melissa K. How
Melissa K. How
CFO and Secretary (Principal Financial and Accounting Officer)