Form 10-Q
period 2018-06-30
ASV HOLDINGS, INC.
filed 2018-08-09
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the registrant had 9,833,731 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ASV Holdings, Inc.

Condensed Balance Sheets

(In thousands, except par value)

	June 30,	December 31,
	2018	2017
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$4	$3
Trade receivables, net	15,076	18,276
Receivables from affiliates	28	76
Inventory, net	30,698	26,691
Prepaid income tax	913	896
Prepaid expenses and other	660	591
Total current assets	47,379	46,533

NON-CURRENT ASSETS
Property, plant and equipment, net	13,250	13,797
Intangible assets, net	22,004	23,277
Goodwill	30,579	30,579
Other long-term assets	274	311
Deferred tax asset	624	624
Total assets	$114,110	$115,121

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable - current portion	$2,012	$2,000
Trade accounts payable	15,084	15,174
Payables to affiliates	784	1,063
Accrued compensation and benefits	1,315	1,483
Accrued warranties	1,654	1,869
Accrued product liability- short term	321	778
Accrued other	896	1,039
Total current liabilities	22,066	23,406

NON-CURRENT LIABILITIES
Revolving loan facility	13,231	12,511
Notes payable - long term, net	12,105	12,664
Other long-term liabilities	704	739
Total liabilities	48,106	49,320

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000 authorized, none outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 50,000 authorized, 9,834 and 9,806 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	65,625	65,434
Retained earnings	369	357
Total Stockholders' Equity	66,004	65,801

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,110	$115,121

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Operations

(In thousands, except par value and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited
Net sales	$31,860	$34,240	$61,729	$62,250

Cost of goods sold	27,603	28,940	53,531	52,590

Gross profit	4,257	5,300	8,198	9,660

Research and development costs	451	521	922	1,058
Selling, general and administrative expense	2,934	2,770	6,341	5,483

Operating income	872	2,009	935	3,119

Other income (expense)
Interest expense	(464)	(887)	(922)	(1,765)
Other income (expense)	—	1	7	1

Total other expense	(464)	(886)	(915)	(1,764)

Income before taxes	408	1,123	20	1,355

Income tax expense (benefit)	89	(629)	8	(629)

Net income	$319	$1,752	$12	$1,984

Earnings per share:
Basic net income per share	$0.03	$0.20	$0.00	$0.24
Diluted net income per share	$0.03	$0.20	$0.00	$0.24

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	9,823	8,870	9,820	8,435
Diluted weighted average common shares outstanding	9,823	8,870	9,820	8,435

Pro forma (C corporation basis):
Pro forma tax expense	N/A	$404	N/A	$488
Pro forma net income	N/A	$719	N/A	$867

Pro forma earnings per share:
Basic net income per share	N/A	$0.08	N/A	$0.10
Diluted net income per share	N/A	$0.08	N/A	$0.10

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Cash Flows

(In thousands)

	For the Six Months Ended June 30,
	2018	2017
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net income	$12	$1,984
Adjustments to reconcile to net income to net cash
provided by operating activities:
Depreciation	1,129	1,161
Amortization	1,273	1,273
Share-based compensation	251	135
Deferred income tax (benefit)	—	(926)
Loss on sale of fixed assets	1	46
Amortization of deferred finance cost	71	112
Loss on debt extinguishment	—	83
Bad debt expense	23	1
Changes in operating assets and liabilities
Trade receivables	3,177	(4,197)
Net trade receivables/payables from affiliates	(231)	527
Inventory	(4,089)	6,008
Prepaid income tax	(17)	—
Prepaid expenses	(69)	(287)
Trade accounts payable	(90)	891
Accrued expenses	(967)	(1,431)
Tax payable	—	297
Other long-term liabilities	(40)	271

Net cash provided by operating activities	434	5,948

INVESTING ACTIVITIES
Decrease in restricted cash	—	535
Purchase of property and equipment	(501)	(182)

Net cash (used in) provided by investing activities	(501)	353

FINANCING ACTIVITIES
Principal payments on long-term debt	(1,001)	(1,288)
Proceeds from long-term note	425	—
Debt issuance costs incurred	—	(9)
Proceeds from issuance of common stock, net of offering costs	—	10,405
Net payments on debt	—	(10,405)
Shares repurchased for income tax withholding on share-based compensation	(76)	—
Net borrowings (payments) on revolving credit facilities	720	(5,571)

Net cash provided by (used in) financing activities	68	(6,868)

NET CHANGE IN CASH	1	(567)

Cash at beginning of period	3	572

Cash at end of period	$4	$5

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

The unaudited financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017. Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

The balance of the allowance for doubtful accounts was $105 and $82 at June 30, 2018 and December 31, 2017, respectively.

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

Defined Benefit Plan

The Company sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”) for a former senior executive. The SERP is unfunded. The Company accounts for this plan pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 710, “Compensation – General.” This guidance requires balance sheet recognition of the overfunded or underfunded status of the defined benefit plan. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting guidance must be recognized in the Statement of Operations. The defined benefit obligation for this plan as of June 30, 2018 is $753, of which, $64 and $689 is reflected in “Accrued Other” and “Other Long-Term Liabilities,” respectively, on the balance sheet.  The balance at December 31, 2017 was $803, of which, $64 and $739 was reflected in the “Accrued Other” and “Other Long-Term Liabilities,” respectively.  The Company expects to make annual benefit payments of $64 per year over the next five years.

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

For the three months ended June 30, 2018, the Company recorded an income tax expense of $89, which consists of a federal and state income tax expense on its pre-tax income of $408. Our effective tax rate is affected by recurring items such as state and local taxes, a reduced federal tax rate for foreign derived intangible income and federal research and development credits.

For the three months ended June 30, 2017, the Company recorded an income tax benefit of ($629), which consisted of a federal and state income tax provision of $297 offset by a discrete income tax benefit of ($926) in connection with the recognition of a deferred tax asset related to a change in tax status with the conversion from a Minnesota limited liability company to a Delaware corporation on May 11, 2017.

At June 30, 2018, the Company did not have any uncertain tax positions.  The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the accompanying Statement of Income.

Concentrations of Business and Credit Risk

Caterpillar Inc., an OEM customer, and CEG Distributions PTY Ltd., the Company’s Australian master distributor, accounted for 26% and 32% of the Company’s net sales for the three months ended June 30, 2018 and 2017 respectively, as well as 64% of the Company’s accounts receivable at June 30, 2018. Caterpillar Inc. and CEG Distributions PTY Ltd accounted for 25% and 30% of the Company’s Net Sales for the six months ended June 30, 2018 and 2017 respectively, as well as 63% of the Company’s accounts receivable at December 31, 2017.

Sales by major customer consisted of the following for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2018		2017
	Percent		Percent
	of Total	Amount	of Total	Amount
Caterpillar	13%	$3,986	20%	$7,015
CEG Distributions PTY Ltd.	13%	4,091	12%	3,973
Other	74%	23,783	68%	23,252

Total	100%	$31,860	100%	$34,240

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018		2017
	Percent		Percent
	of Total	Amount	of Total	Amount

Caterpillar	14%	$8,808	19%	$11,554
CEG Distributions PTY Ltd.	11%	6,986	11%	6,887
Other	75%	45,935	70%	43,809

Total	100%	$61,729	100%	$62,250

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

Revenue by geographic area consisted of the following for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Percent		Percent		Percent		Percent
	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount
United States	68%	$21,764	72%	$24,757	74%	$45,390	72%	$45,059
Australia	16%	5,063	16%	5,350	13%	8,423	17%	10,577
Other	16%	5,033	12%	4,133	13%	7,916	11%	6,614

Total	100%	$31,860	100%	$34,240	100%	$61,729	100%	$62,250

Note 3. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. The Company records excess and obsolete inventory reserves.  The estimated reserve is based on specific identification of excess or obsolete inventories.

Inventory consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw materials and supplies	$18,410	$16,749
Work in process	63	98
Finished equipment and replacement parts	12,225	9,844

	$30,698	$26,691

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

Intangible assets, net comprised the following as of June 30, 2018:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(2,827)	$5,173
Tradename and trademarks	25	7,000	(988)	6,012
Customer relationships	11	16,000	(5,181)	10,819

	12	$31,000	$(8,996)	$22,004

Intangible assets, net comprised the following as of December 31, 2017:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
.	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(2,427)	$5,573
Tradename and trademarks	25	7,000	(848)	6,152
Customer relationships	11	16,000	(4,448)	11,552

	12	$31,000	$(7,723)	$23,277

Amortization of other intangible assets for the six months ended June 30, 2018 and 2017 was $1,273 and $1,273, respectively.

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

Note 5. Related Party Transactions

Effective December 19, 2014, the Company entered into a Distribution and Cross Marketing Agreement with Terex and Manitex (the “Terex Cross Marketing Agreement”) that set forth the terms under which the Company would manufacture and sell ASV products, certain services Terex would provide in assisting in the sales and marketing of ASV products and the costs to be paid by the Company in exchange for such services. The Terex Cross Marketing Agreement defines dealers and customers to which, and territories for which, Terex would have the exclusive right on behalf of the Company to market and sell Terex-branded ASV products. The Terex Cross Marketing Agreement defines the compensation to Terex for its machine sales selling expense, part sales selling expense and general and administrative costs associated with such sales. In addition, for the provision of marketing services by Terex, the Company would pay an annual fee of $250, subject to annual escalation of 3% plus 0.2% of net incremental sales. Unless terminated, the term of the Terex Cross Marketing Agreement is five years, and the parties may agree to renew for additional one year terms. The Company expensed $19 and $296 for services for the three months and $320 and $592 for the six months ended June 30, 2018 and 2017, respectively, under the Terex Cross Marketing Agreement.

Effective December 19, 2014, the Company entered into a Services Agreement with Terex (the “Terex Services Agreement”) that set forth the terms under which Terex would provide certain services to the Company and the Company will retain access to certain services provided by Terex and the compensation related thereto. The scope of the Terex Services Agreement covers amongst other items, temporary transition services arising from the transfer of majority ownership to Manitex, third party logistics services for parts fulfillment, warranty and field service and information technology (“IT”) services for both transitional and ongoing services. Unless terminated, the term of the Terex Services Agreement is specific to each service provided, and the parties may agree to renew for additional one year terms. The Company expensed $10 and $337 for services provided for the three months and $175 and $690 for the six months ended June 30, 2018 and 2017, respectively.

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

Included in the Company’s Condensed Statements of Operations are sales to Terex of $28 and $48  for the three months and $59 and $179 for the six months ended June 30, 2018 and 2017, respectively.  Also included are sales to Manitex of $0 and $33 for the three months 2018 and 2017, respectively and sales of $0 and $24 for the six months ended June 30, 2018 and 2017, respectively. The Company recorded purchases from Terex of $1,802 and $1,573 for the three months and $3,984 and $3,705 for the six months ended June 30, 2018 and 2017, respectively.  The Company also recorded charges for insurance and employee benefit costs from Manitex of $618 for the three months ended June 30, 2017 and $1,586 for the six months ended June 30, 2017.

Receivables to affiliates include $28 due from Terex and $0 due from Manitex (total $28) at June 30, 2018, and $67 due from Terex and $9 due from Manitex (total $76) at December 31, 2017.

Payables from affiliates includes $784 due to Terex and $0 due to Manitex (total $784) at June 30, 2018, and $1,037 due to Terex and $26 due to Manitex (total $1,063) at December 31, 2017.

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

Note 8. Supplemental Cash Flow Information

Interest and income taxes paid during the six months ended June 30, 2018 and 2017 are as follows:

	For the Six Months Ended June 30,
	2018	2017

Interest paid in cash	$874	$1,606

Income tax payments in cash	$25	$—

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

On December 27, 2017 the Company entered into an amended and restated credit agreement with PNC, and another lender (the “Lenders”) to provide a $50,000, 5-year credit facility (the “Amended and Restated Credit Agreement”.  The facility consists of a $35,000 revolving credit facility (which is subject to availability based primarily on eligible accounts receivable and eligible inventory), and a term loan facility of $15,000.  At the closing of the Amended and Restated Credit Agreement, the Company had outstanding borrowings under it of approximately $28,400, consisting of $18,700 in new borrowings and approximately $9,700 which was carried over from the Company’s previously outstanding revolving credit facility.

Revolving Loan Facility with PNC

The Company’s $35,000 revolving loan facility with PNC includes two sub-facilities: (i) a $2,000 letter of credit sub-facility, and (ii) a $3,500 swing loan sub-facility, each of which is fully reserved against availability under the revolving loan facility. The facility matures on December 27, 2022.

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) up to 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c) the lesser of (I) 95% of Eligible CAT Receivables, or $8,600 plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $15,000 less outstanding letters of credit and any reasonable reserves as established by the bank.  At June 30, 2018, the maximum the Company could borrow based on available collateral was capped at $18,541.

At June 30, 2018, the Company had drawn $13,231 under the $35,000 revolving loan facility. The Company can opt to pay interest on the revolving credit facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The domestic rate spread is initially fixed at 1.00% for revolving loan advances until delivery of certain reporting documents with respect to fiscal quarter ending March 31, 2018, at which point it ranges from 1.00% to 1.5% depending on the Average Undrawn Availability (as defined in the New Credit Agreement).  The LIBOR spread is initially fixed at 2.00% for revolving loan advances until delivery of the same reporting documents, at which point it ranges from 2.00% to 2.5% depending on the Average Undrawn Availability.   Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ended June 30, 2018 was 4.7%.  Additionally, the bank assesses a 0.25% unused line fee that is payable quarterly.

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

At June 30, 2018, the Company had an outstanding balance of $14,000, less $302 debt issuance costs, for net debt of $13,698.  The Company can opt to pay interest on the Term Loan C facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  For term loan advances the domestic rate spread is fixed at 3.75%, and the LIBOR spread is fixed at 4.75%.  Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending June 30, 2018 was 6.8%.

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

Loan Agreements with State Agencies

In October 2017, The Company entered into two loan agreements with the State of Minnesota related to the establishment of a new parts distribution center in Grand Rapids, Minnesota.  The first loan agreement is a $300 loan with a seven-year term at an interest rate of 3%, with loan forgiveness if certain criteria is met. The lender will forgive $150 of principal and all accrued interest should the Company attain and maintain agreed upon employment levels after year four of the loan (and not otherwise be in default) and will forgive the remaining $150 of principal and all accrued interest should the Company attain and maintain employment levels after year seven of the loan.  Should the Company not attain or maintain the agreed upon levels of employment, $150 in principal plus accrued interest will be due year four with the remaining balance being due and payable in year seven.  The second loan agreement is a $125 no interest loan with a seventy-five-month term that includes partial forgiveness if certain criteria are met.  The lender will forgive up to $50 of the $125 loan should ASV attain and maintain job creation goals and wage level commitments.  The zero-interest loan is to be paid back through monthly payments over the term of the loan.

The Company met all requirements for disbursement and received loan proceeds during the period ended June 30, 2018.

Covenants

The Company’s indebtedness is collateralized by substantially all of the Company’s assets. The facilities contain customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. The Company is also required to comply with certain financial covenants as defined in the New Credit Agreement. The revolving credit facility and the term loans require the Company to maintain a Minimum Fixed Charge Coverage ratio of not less than 1.20 to 1.0.  Additionally, the term loans require the Company not exceed a Leverage Ratio of 3.50 to 1.00 which shall step down to 1.75 to 1.00 by December 31, 2020 and also limits capital expenditures to $2,000 in any fiscal year. The Company was in compliance with all covenants for the period ended June 30, 2018.

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

The following table contains information regarding restricted stock units:

June 30, 2018
Outstanding on December 31, 2017	163
Units granted during the period	10
Vested and issued	(37)
Forfeited	(33)
Outstanding on June 30, 2018	103

On March 15, 2018, the Company granted an aggregate of 9 restricted stock units to directors pursuant to the 2017 Plan. These restricted stock units were immediately vested.

On March 15, 2018, the Company granted 1 restricted stock unit to a non-employee pursuant to the 2017 Plan. These restricted stock units vest on March 15, 2018, 2019 and 2020, respectively.

The value of the restricted stock is being charged to compensation expense over the vesting period and the Company has elected to account for foreitures as they occur. Compensation expense includes expense related to restricted stock units of $102 and $89 for the three months and $251 and $135 for the six months ended June 30, 2018 and 2017, respectively.  Additional compensation expense related to restricted stock units will be $248, $412, and $283 for the remainder of 2018, 2019, and 2020, respectively.

Note 11. Warranties

The following table provides the changes in the Company’s product warranties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Product warranty accrual balance, beginning of period	$1,666	$1,821	$1,869	$1,870
Liabilities accrued for warranties during the period	247	363	487	691
Warranty claims paid during the period	(311)	(286)	(640)	(509)
Changes in estimates	52	(32)	(62)	(186)
Product warranty accrual balance, end of period	$1,654	$1,866	$1,654	$1,866

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

Business Outlook

A number of economic indicators that we believe are relevant to our industry and products have largely been trending favorably in recent quarters. A primary driver of demand for our CTL and SSL products is the United States housing market, where the level of new housing starts continues to be below pre-2007 levels. Since 2009, according to the U.S. Census Bureau, new housing starts have incrementally increased to a seasonally adjusted annual rate of 1.2 million units in June 2018 from approximately 0.5 million in October 2009.  The preliminary June 2018 rate of 1.2 million units was the lowest rate recorded so far in 2018 and was 4.2% below the June 2017 rate, and the lowest level since September 2017.  More data is required to know if this is a change in direction for this sector of the economy, particularly since a key indicator of housing demand, the number of household formations, increased to a level of 2.94 million for June 2018, an increase of 39.2% from the previous month.

Construction spending in the United States is also experiencing growth. The U.S. Census Bureau reported on August 1, 2018 that total construction spending during June 2018 was estimated at a seasonally adjusted annual rate of $1.3 trillion, 6.1% above the June 2017 estimate.

The rental sector is another important market for our products and is recording positive growth that is expected to continue. The five-year forecast from the ARA Rental Market Monitor, updated in February 2018, predicted total rental revenue in the U.S. is expected to grow by 4.5 percent in 2018 to reach $51.5 billion, 5.6 percent in 2019, 5 percent in 2020 and 4.4 percent in 2021. This is a sector of the economy that we are actively targeting with our products.

Outside North America, our largest market is Australia, which is recording good levels of growth. The OECD Economic Outlook in May 2018 estimated GDP growth of 2.9% in 2018, influenced by improved terms of trade, strong global economic growth and additional resource exports that are supporting the economy. Resource sector investment is bottoming out, while other business investment is picking up.

The economies of the markets to which we sell our products have for the past few years operated with interest rates at historically low levels. Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures which in turn affects sales of our products that serve these activities. Interest rate changes also affect the ability of dealers to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. In the United States, during 2017 and early 2018, the Federal Reserve continued increasing interest rates from their historically low levels. So far in 2018, the Federal Reserve has increased its benchmark rate two times, in March and June.  The rate is now at a range of 1.75% to 2%, with two additional incremental increases anticipated in 2018.  Increases in interest rates could negatively impact our sales and create supply chain inefficiencies.

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

Factors that affect gross profit include product mix – variations between sales of larger and smaller machines and between machine sale and sales of parts and OEM undercarriages, production levels and cost of raw materials. Margins tend to increase when sales are skewed towards larger, tracked machines and replacement parts. As a consequence, gross profit margins can vary from period to period. Replacement parts generally command higher margins than product sales.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

For the three months ended June 30, 2018, the Company had net income of $0.3 million compared to a net income of $1.8 million for the three months ended June 30, 2017.

For the three months ended June 30, 2018, net income of $0.3 million consisted of revenue of $31.9 million, cost of sales of $27.6 million, research and development costs of $0.5 million, selling, general and administrative (“SG&A”) expenses of $2.9 million, interest expense of $0.5 million, and an income tax expense of $0.1 million.

For the three months ended June 30, 2017, the net income of $1.8 million consisted of revenue of $34.2 million, cost of sales of $28.9 million, research and development costs of $0.5 million, SG&A expenses of $2.8 million, interest expense of $0.9 million, and an income tax benefit of $0.6 million.

Net Sales: For the three months ended June 30, 2018, net sales were $31.9 million, a decrease of approximately $2.3 million or 6.7% from net sales of $34.2 million for the same period in 2017.  The decrease in net sales is attributable to a decrease in sales of undercarriages to Caterpillar of $2.7 million and a decrease in aftermarket parts and other sales of $0.7 million, offset by an increase in machine sales of $1.1 million.

Increased machine volume and an improved machine mix of larger higher revenue models in the three months ended June 30, 2018, resulted in an increase in machine revenues of 4.8% or $1.1 million from the same period in 2017. The increase in volume was primarily due to increased sales into rental channels and initial stocking orders into our North American distribution channels, offset in part by fewer units shipped into our existing North American distribution channels. Growth in revenues from sales of machines through our North American distribution channels was 9% compared to the three months ended June 30, 2017. As of June 30, 2018, we had 162 North American dealer and rental accounts with 265 locations. For orders placed after May 1st, steel surcharge pricing was implemented, which accounted for $0.1 million of machine revenue in the period.

Parts and other sales for the three months ended June 30, 2018 decreased $3.4 million compared to the same period in 2017.  This comprised a decrease of Caterpillar undercarriage and parts shipments of $3.0 million for the period, primarily a result of timing differences in their fiscal year demand requirements and a decrease in aftermarket parts and other sales of $0.4 million for the period. Parts sales as a percentage of total sales was 23.3% and 23.5%, for the three months ended June 30, 2018 and 2017, respectively.

Gross Profit: For the three months ended June 30, 2018, our gross profit was $4.3 million or 13.5% of net sales compared to $5.3 million or 15.5% of net sales for the same period in 2017. Gross profit was down $1.0 million due to sales volume reduction year over year. Gross profit as a percent of net sales decreased primarily as a result of (i) increased input costs primarily associated with steel tariffs, and (ii) distribution center costs that were previously classified as SG&A.

Research and Development: Research and development expense was $0.5 million or 1.6% of net sales for the three months ended June 30, 2018, compared to $0.5 million or 1.5% of net sales for the same period in 2017.

Selling, general and administrative expense: SG&A expense for the three months ended June 30, 2018 was $2.9 million or 9.1% of net sales, compared to $2.8 million, or 8.2% of net sales, for the comparable period in 2017, an increase of approximately $0.1 million or 3.6%, respectively.  The main contributing factors to the increase were a $0.2 million increase resulting from costs associated with operating as a public company and a $0.2 million increase in selling expenses, advertising and marketing costs, offset by a $0.3 million decrease in selling expense associated with aftermarket parts.

Operating Income: For the three months ended June 30, 2018, our operating income was $0.9 million or 2.8% of net sales, compared to $2.0 million or 5.8% of net sales for the same period in 2017. Operating income decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the three months ended June 30, 2018, was $0.5 million compared to $0.9 million for the same period in 2017, principally due to lower borrowings on our debt facilities, pay down of debt from IPO proceeds and improved rates, a result of refinancing our debt in December of 2017.

Tax: For the three months ended June 30, 2018, the Company recorded income tax of $0.1 million. For the three months ended June 30, 2017, a tax benefit of $0.6 million was recorded.  The tax benefit was generated from a tax credit of $0.9 million arising from the establishment of a deferred tax asset on conversion of the Company from a Minnesota limited liability company to a Delaware corporation immediately prior to the IPO in May 2017 that was offset by a tax charge on income at an effective tax rate of 26.41% or $0.3 million.

Net income: For the three months ended June 30, 2018, our net income was $0.3 million compared to a net income of $1.8 million for the same period in 2017, a decrease of $(1.5) million and is attributable to the items discussed above.

EBITDA:

EBITDA totaled $2.1 million or 6.6% of net sales for the three months ended June 30, 2018 compared to $3.2 million or 9.4% of net sales for the same period in 2017. The decrease in EBITDA for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 resulted from decreased net income of $1.4 million, reduced interest charges of $0.4 million, and a reduced tax benefit of $0.7 million.

EBITDA totaled $3.3 million or 5.4% of net sales for the six months ended June 30, 2018 compared to $5.6 million or 8.9% of net sales for the same period in 2017.  The decrease in EBITDA for the six months ended June 30, 2018 compared to the six months ended June 30, 2018 resulted from decreased net income of $2.0 million, which included the effects of reduced interest charges of $0.8 million, and a reduced tax benefit of $0.6 million.

The table below sets forth a reconciliation of net income to EBITDA (in thousands of dollars) :

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$319	$1,752	$12	$1,984
Interest expense	464	887	922	1,765
Depreciation & amortization	1,220	1,213	2,403	2,434
Other (income) expense	-	(1)	(7)	(1)
Income tax (benefit) expense	89	(629)	8	(629)
EBITDA (1)	$2,092	$3,222	$3,338	$5,554
% of Sales	6.6%	9.4%	5.4%	8.9%

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

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018, the Company had a net income of $.01 million compared to a net income of $2.0 million for the same period ended June 30, 2017.

For the six months ended June 30, 2018, net income of $.01 million consisted of revenue of $61.7 million, cost of sales of $53.5 million, research and development costs of $0.9 million, SG&A expenses of $6.3 million, and interest expense of $0.9 million.

For the six months ended June 30, 2017, the net income of $2.0 million consisted of revenue of $62.3 million, cost of sales of $52.6 million, research and development costs of $1.0 million, SG&A expenses of $5.5 million, interest expense of $1.8 million, and an income tax benefit of $0.6 million.

Net Sales: For the six months ended June 30, 2018, net sales were $61.7 million, a decrease of approximately $0.5 million or 1.0% from net sales of $62.2 million for the same period in 2017.  The decrease in net sales is a result of increased machine sales of $3.6 million, offset by decreased sales of undercarriages to Caterpillar of $2.1 million and decreased sales of aftermarket parts and other of $2.0 million.

Increased machine volume and an improved machine mix of larger higher revenue machines in the six months ended June 30, 2018, resulted in an increase in machine revenues of 8.8% or $3.6 million from the same period in 2017. The increase in volume was primarily due to increased sales into our North American distribution channels, offset in part by fewer units shipped into Australia and New Zealand for the period.  Growth in revenues from sales of machines through the ASV North American distribution channels was 18.8% compared to the six months ended June 30, 2017. For orders placed after May 1, 2018, steel surcharge pricing was implemented, which accounted for $0.1 million of machine revenue in the period.

Parts and other sales for the six months ended June 30, 2018 decreased $4.1 million compared to the same period in 2017.  This comprised a decrease in Caterpillar undercarriage and parts shipments of $2.7 million for the period, primarily a result of timing differences in their fiscal year demand requirements and a decrease in aftermarket parts and other sales of $1.4 million. We believe a contributing factor to the aftermarket parts decrease was related to the transition of our aftermarket parts distribution to Grand Rapids, Minnesota, as dealers held orders for a window of time until the transition was complete.  We began distributing aftermarket parts out of our new distribution facility on March 19, 2018.  Parts sales as a percentage of total sales was 21.8% and 24.4%, for the six months ended June 30, 2018 and 2017, respectively.

Gross Profit: For the six months ended June 30, 2018, our gross profit was $8.2 million or 13.3% of net sales compared to $9.7 million or 15.6% of net sales for the same period in 2017. Gross profit as a percent of net sales decreased primarily as a result of (i) a decrease in aftermarket parts as a percentage of total sales, (ii) start-up costs of $0.6 million associated with moving our parts distribution to Grand Rapids, (iii) increased input costs primarily associated with steel tariffs, and (iv) distribution center costs that were previously classified as SG&A.

Research and Development: Research and development expense was $0.9 million or 1.5% of net sales for the six months ended June 30, 2018, compared to $1.1 million or 1.7% of net sales for the same period in 2017. The increase of $0.1 million is attributable to expenditures related to the launch of new product designs for the ASV brand in connection with the implementation of Tier 4 emissions standards during the period.

Selling, general and administrative expense: SG&A expense for the six months ended June 30, 2018 was $6.3 million or 10.3% of net sales, compared to $5.5 million, or 8.8% of net sales, for the comparable period in 2017, an increase of approximately $0.8 million or 15.6%, respectively. The main contributing factors to the increase were (i) a $0.1 million increase from costs associated with stock compensation, (ii) a $0.6 million increase resulting from costs associated with operating as a public company, (iii) a $0.1 million increase in general administrative costs relating to adding key management positions, (iv) a $0.3 million increase in advertising and marketing costs, offset by (v) a $0.3 million decrease in selling expense associated with aftermarket parts.

Operating Income: For the six months ended June 30, 2018, our operating income was $.9 million or 1.5% of net sales, compared to $3.1 million or 5.0% of net sales for the same period in 2017. Operating income as a percent of net sales decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the six months ended June 30, 2018, was $0.9 million compared to $1.8 million for the same period in 2017, principally due to lower borrowings on our debt facilities, pay down of debt and improved rates, a result of refinancing our debt in December of 2017.

Tax: For the six months ended June 30, 2018 income tax expense of $0.08 million was recorded compared to an income tax benefit of ($0.6) million for the six months ended June 30, 2017.  The tax benefit was generated from a tax credit of $0.9 million arising from the establishment of a deferred tax asset on conversion of the Company from a Minnesota limited liability company to a Delaware corporation immediately prior to the IPO in May 2017 that was offset by a tax charge on income at an effective tax rate of 26.41% or $0.3 million.

Net income: For the six months ended June 30, 2018, our net income was $0.01 million compared to a net income of $2.0 million for the same period in 2017, an increase of $1.99 million and is attributable to the items discussed above.

Liquidity and Capital Resources

We fund our business activities by utilizing a revolving credit facility, a term loan for financing, and cash generated from operations. For more information, see Note 9, “Debt” to the unaudited condensed financial statements included elsewhere in the Quarterly Report on Form 10-Q and “Item 3. Quantitative and Qualitative Disclosure About Market Risk” below.

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

Cash Flows

Six Months Ended June 30, 2018

Operating activities generated $0.4 million of cash for the six months ended June 30, 2018, comprised of a net income of $0.01 million, non-cash items that totaled $2.7 million and changes in assets and liabilities, which generated $2.3 million. The principal non-cash items are depreciation and amortization of $2.4 million and share-based compensation of $0.3 million.

The changes in assets and liabilities generated $2.3 million. The changes in assets and liabilities had the following impact on cash flows: Accounts receivable generated $3.2 million, trade receivables/payables from affiliates consumed $0.2 million, inventory consumed $4.1 million, prepaid expenses consumed $0.1 million, trade accounts payable consumed $0.1 million, and accrued expenses consumed $1.0 million.  The decrease in accounts receivable is principally due to decreased sales. Days sales outstanding at June 30, 2018 were 44 days, compared to 58 days at December 31, 2017. The increase in inventory relates primarily to increased stock of long lead items to support future production schedules as well as safety stock used to supplement aftermarket parts distribution during the transition period of moving of the parts to our new facility in Grand Rapids.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the six months ended June 30, 2018 consumed $0.5 million of cash. We consumed $0.5 million of cash to purchase machinery and equipment, principally related to tooling for Tier IV, information technology systems up-grades and building improvements.

Financing activities generated $0.1 million in cash for the six months ended June 30, 2018. Cash was generated by increased borrowing under the revolving credit facilities of $0.7 million, increased borrowing on new long-term loans of $0.4 million associated with relocating our parts distribution facility to Minnesota, offset by the use of $1.0 million of cash for principal payments on debt.

Six Months Ended June 30, 2017

Operating activities generated $5.9 million of cash for the six months ended June 30, 2017 comprised of a net income of $2.0 million, non-cash items that totaled $1.9 million and changes in assets and liabilities, which generated $2.1 million. The principal non-cash items are depreciation and amortization of $2.4 million, share-based compensation of $0.1 million, deferred income tax benefit of $0.9 million, amortization of deferred finance cost of $0.1 million and loss on debt extinguishment of $0.1 million.

The changes in assets and liabilities generated $2.1 million. The changes in assets and liabilities had the following impact on cash flows: Accounts receivable consumed $4.2 million, trade receivables/payables from affiliates generated $0.5 million, inventory generated $6.0 million, prepaid expenses consumed $0.3 million, trade accounts payable generated $0.9 million, accrued expenses consumed $1.4 million, income tax payable generated $0.3 million and other long-term liabilities generated $0.3 million. The increase in accounts receivable is principally due to increased sales.  Days sales outstanding at June 30, 2017 were 44 days, compared to 63 days at December 31, 2016.  The decrease in inventory relates primarily to the consumption of material on hand at the end of the period of December 31, 2016 that was used for product manufactured for international shipments in the first quarter of 2017, along with enhancements to our material planning to more closely align with our production plan.  This has resulted in reduced component inventory which in turn has significantly improved our days in inventory metric. The $1.4 million reduction in accrued expenses related principally to $1.2 million for product liability and $0.1 million for reduced legal accrual and $0.1 million of accrued interest.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the six months ended June 30, 2017 generated $0.4 million of cash.  We consumed $0.2 million of cash to purchase machinery and equipment, principally related to tooling for Tier IV and information technology system upgrades.  We generated $0.5 million of cash collateral held in escrow under our credit facility.

Financing activities consumed $6.9 million in cash for the six months ended June 30, 2017. We used $1.3 million of cash for principal payments on debt and repaid $5.6 million on our existing revolving credit facility.

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

Off-Balance Sheet Arrangements

At June 30, 2018 we had $0.2 million of standby letters of credit outstanding. PNC Bank has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under our workers’ compensation insurance policies.

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

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the PNC prime rate and LIBOR. At June 30, 2018, we had approximately $27.2 million of variable rate debt with a weighted average interest rate of approximately 5.8%. An increase of 1% in our average floating interest rates at June 30, 2018 would increase interest expense by approximately $0.3 million.

Commodities Risk

We purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major part of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. The prices we pay for raw materials used in our products may be impacted by tariffs.  On March 8, 2018, the Trump Administration signed an order that will impose tariff of 25% on steel.  As a result of this tariff, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material price increases on to dealers, our margins could be adversely affected and it could have a material adverse effect on our business.  Changes in input costs did not have a significant effect on our operating performance in 2017 or the three months ended March 31, 2018. However, during the three months ended June 30, 2018, input prices, and steel components in particular, increased significantly, driven by the above mentioned tariffs and higher levels of market demand driving increased prices.  We have implemented re-engineering and re-sourcing actions to help avoid these increases, and have also implemented surcharge price increases to recover steel increases, although they may not be complete or successful.  The net increase in our material costs adversely impacted our gross profit percentage by approximately 1.3% in the second quarter of 2018.  During 2017 and during the six months ended June 30, 2018, raw materials and component were generally available to meet our production schedules and had no significant impact on our revenues.

In the absence of labor strikes or other unusual circumstances, the materials and components used in our products are normally available from multiple suppliers. However, some of the components may not be easily interchanged with components from alternative suppliers and have been designed into our products. We evaluate current and potential suppliers on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. The inability of suppliers to deliver materials and components promptly could result in production delays and increased costs to manufacture our products. To mitigate the impact of these risks we continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis.  With the high level of market demand for components, there has been an increase in shortages for several critical components, and in particular engines.

This will result in longer lead times for these components which will in turn impact the lead times of our machines for our customers.  We have initiated a number of actions to alleviate these issues, including identifying additional suppliers for these types of components.  The implementation of these changes, however, does take time to validate and implement and cannot be guaranteed to fully alleviate the supply constraints or ultimately be as attractive to our customers.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue as of January 1, 2018. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ASV Holdings, Inc.

Date: August 9, 2018	By:	/s/ Andrew M. Rooke
Andrew M. Rooke
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Melissa K. How
Melissa K. How
CFO and Secretary (Principal Financial and Accounting Officer)