Form 10-Q
period 2018-09-30
ASV HOLDINGS, INC.
filed 2018-11-01
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  ☐

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2018, the registrant had 9,835,512 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ASV Holdings, Inc.

Condensed Balance Sheets

(In thousands, except par value)

	September 30,	December 31,
	2018	2017
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$5	$3
Trade receivables, net	17,625	18,276
Receivables from affiliates	25	76
Inventory, net	33,441	26,691
Prepaid income tax	818	896
Prepaid expenses and other	585	591
Total current assets	52,499	46,533

NON-CURRENT ASSETS
Property, plant and equipment, net	13,039	13,797
Intangible assets, net	21,367	23,277
Goodwill	30,579	30,579
Other long-term assets	255	311
Deferred tax asset	771	624
Total assets	$118,510	$115,121

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable - current portion	$2,012	$2,000
Trade accounts payable	16,922	15,174
Payables to affiliates	737	1,063
Accrued compensation and benefits	1,096	1,483
Accrued warranties	1,600	1,869
Accrued product liability- short term	82	778
Accrued other	1,280	1,039
Total current liabilities	23,729	23,406

NON-CURRENT LIABILITIES
Revolving loan facility	15,740	12,511
Notes payable - long term, net	11,625	12,664
Other long-term liabilities	720	739
Total liabilities	51,814	49,320

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000 authorized, none outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 50,000 authorized, 9,834 and 9,806 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	65,719	65,434
Retained earnings	967	357
Total Stockholders' Equity	66,696	65,801

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,510	$115,121

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Operations

(In thousands, except par value and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited
Net sales	$32,776	$30,635	$94,506	$92,885

Cost of goods sold	28,576	25,798	82,107	78,389

Gross profit	4,200	4,837	12,399	14,496

Research and development costs	485	503	1,407	1,561
Selling, general and administrative expense	2,662	2,857	9,004	8,340

Operating income	1,053	1,477	1,988	4,595

Other income (expense)
Interest expense	(491)	(698)	(1,413)	(2,463)
Other income (expense)	2	—	8	1

Total other expense	(489)	(698)	(1,405)	(2,462)

Income before taxes	564	779	583	2,133

Income tax expense (benefit)	(35)	257	(28)	(372)

Net income	$599	$522	$611	$2,505

Earnings per share:
Basic net income per share	0.06	$0.05	$0.06	$0.28
Diluted net income per share	0.06	$0.05	$0.06	$0.28

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	9,834	9,800	9,824	8,897
Diluted weighted average common shares outstanding	9,834	9,800	9,824	8,897

Pro forma (C corporation basis):
Pro forma tax expense	N/A	N/A	N/A	$768
Pro forma net income	N/A	N/A	N/A	$1,365

Pro forma earnings per share:
Basic net income per share	N/A	N/A	N/A	$0.15
Diluted net income per share	N/A	N/A	N/A	$0.15

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Cash Flows

(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net income	$611	$2,505
Adjustments to reconcile to net income to net cash
provided by operating activities:
Depreciation	1,717	1,716
Amortization	1,910	1,910
Share-based compensation	374	231
Deferred income tax (benefit)	(147)	(947)
Loss on sale of fixed assets	6	46
Amortization of deferred finance cost	107	163
Loss on debt extinguishment	—	83
Bad debt expense	29	17
Changes in operating assets and liabilities
Trade receivables	622	(3,509)
Net trade receivables/payables from affiliates	(275)	194
Inventory	(6,887)	5,635
Prepaid income tax	—	—
Prepaid expenses	78	(144)
Trade accounts payable	1,749	2,233
Accrued expenses	(1,111)	(1,444)
Tax payable	—	31
Other long-term liabilities	(35)	39

Net cash (used in) provided by operating activities	(1,252)	8,759

INVESTING ACTIVITIES
Decrease in restricted cash	—	535
Purchase of property and equipment	(828)	(474)

Net cash (used in) provided by investing activities	(828)	61

FINANCING ACTIVITIES
Principal payments on long-term debt	(1,497)	(1,826)
Proceeds from long-term note	425	—
Debt issuance costs incurred	—	(9)
Proceeds from issuance of common stock, net of offering costs	—	10,405
Net payments on debt	—	(10,405)
Shares repurchased for income tax withholding on share-based compensation	(76)	—
Net borrowings (payments) on revolving credit facilities	3,230	(7,549)

Net cash provided by (used in) financing activities	2,082	(9,384)

NET CHANGE IN CASH	2	(564)

Cash at beginning of period	3	572

Cash at end of period	$5	$8

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

The unaudited financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017. Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

The balance of the allowance for doubtful accounts was $111 and $82 at September 30, 2018 and December 31, 2017, respectively.

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

Defined Benefit Plan

The Company sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”) for a former senior executive. The SERP is unfunded. The Company accounts for this plan pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 710, “Compensation – General.” This guidance requires balance sheet recognition of the overfunded or underfunded status of the defined benefit plan. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting guidance must be recognized in the Statement of Operations. The defined benefit obligation for this plan as of September 30, 2018 is $760, of which, $64 and $696 is reflected in “Accrued Other” and “Other Long-Term Liabilities,” respectively, on the balance sheet.  The balance at December 31, 2017 was $803, of which, $64 and $739 was reflected in the “Accrued Other” and “Other Long-Term Liabilities,” respectively.  The Company expects to make annual benefit payments of $64 per year over the next five years.

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

For the three months ended September 30, 2018, the Company recorded an income tax benefit of $(35), which consists of federal and state taxes of $108 on pre-tax income of $564 offset by a discrete income tax benefit of $(143) related to the finalization of the Company’s 2017 tax returns. The Company’s effective tax rate is affected by recurring items such as state and local taxes, a reduced federal tax rate for foreign derived intangible income, and federal research and development credits.

For the three months ended September 30, 2017, the Company recorded an income tax expense of $257 on pre-tax income of $779.

For the nine months ended September 30, 2018, the Company recorded an income tax benefit of $(28), which consists of federal and state income tax on it pre-tax income of $583 offset by a discrete income tax benefit of $(147) related primarily to the finalization of the Company’s 2017 tax returns.

For the nine months ended September 30, 2017, the Company recorded an income tax benefit of $(372), which consists of a federal and state income tax provision of $575 offset by a discrete income tax benefit of $(947) related primarily to the recognition of a deferred tax asset related to a change in status with the conversion from a Minnesota limited liability company to a Delaware corporation on May 11, 2017.

At September 30, 2018, the Company did not have any uncertain tax positions.  The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the accompanying Statement of Income.

Concentrations of Business and Credit Risk

Caterpillar Inc., an OEM customer, and CEG Distributions PTY Ltd., the Company’s Australian master distributor, accounted for 34% and 37% of the Company’s Net Sales for the three months ended September 30, 2018 and 2017 respectively, as well as 64% of the Company’s Accounts Receivable at September 30, 2018. Caterpillar Inc. and CEG Distributions PTY Ltd accounted for 29% and 32% of the Company’s Net Sales for the nine months ended September 30, 2018 and 2017 respectively, as well as 63% of the Company’s Accounts Receivable at December 31, 2017.

Sales by major customer consisted of the following for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2018		2017
	Percent		Percent
	of Total	Amount	of Total	Amount
Caterpillar	16%	$5,145	19%	$5,884
CEG Distributions PTY Ltd.	18%	5,890	18%	5,515
Other	66%	21,741	63%	19,236

Total	100%	$32,776	100%	$30,635

	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2018		2017
	Percent		Percent
	of Total	Amount	of Total	Amount

Caterpillar	15%	$13,952	19%	$17,420
CEG Distributions PTY Ltd.	14%	12,876	13%	12,225
Other	71%	67,678	68%	63,240

Total	100%	$94,506	100%	$92,885

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

Revenue by geographic area consisted of the following for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Percent		Percent		Percent		Percent
	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount
United States	71%	$23,058	66%	$20,112	72%	$68,449	70%	$65,171
Australia	20%	6,612	26%	7,875	16%	15,035	20%	18,452
Other	9%	3,106	9%	2,648	12%	11,022	10%	9,262

Total	100%	$32,776	100%	$30,635	100%	$94,506	100%	$92,885

Note 3. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. The Company records excess and obsolete inventory reserves.  The estimated reserve is based on specific identification of excess or obsolete inventories.

Inventory consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw materials and supplies	$18,128	$16,749
Work in process	81	98
Finished equipment and replacement parts	15,232	9,844

	$33,441	$26,691

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

Intangible assets, net comprised the following as of September 30, 2018:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(3,027)	$4,973
Tradename and trademarks	25	7,000	(1,058)	5,942
Customer relationships	11	16,000	(5,548)	10,452

	12	$31,000	$(9,633)	$21,367

Intangible assets, net comprised the following as of December 31, 2017:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
.	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(2,427)	$5,573
Tradename and trademarks	25	7,000	(848)	6,152
Customer relationships	11	16,000	(4,448)	11,552

	12	$31,000	$(7,723)	$23,277

Amortization of other intangible assets for the nine months ended September 30, 2018 and 2017 was $1,910 and $1,910, respectively.

Goodwill

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. Annual impairment tests are performed by the Company in the fourth quarter of each year using information available as of fiscal September month end.

Note 5. Related Party Transactions

Effective December 19, 2014, the Company entered into a Distribution and Cross Marketing Agreement with Terex and Manitex (the “Terex Cross Marketing Agreement”) that set forth the terms under which the Company would manufacture and sell ASV products, certain services Terex would provide in assisting in the sales and marketing of ASV products and the costs to be paid by the Company in exchange for such services. The Terex Cross Marketing Agreement defines dealers and customers to which, and territories for which, Terex would have the exclusive right on behalf of the Company to market and sell Terex-branded ASV products. The Terex Cross Marketing Agreement defines the compensation to Terex for its machine sales selling expense, part sales selling expense and general and administrative costs associated with such sales. In addition, for the provision of marketing services by Terex, the Company would pay an annual fee of $250, subject to annual escalation of 3% plus 0.2% of net incremental sales. Unless terminated, the term of the Terex Cross Marketing Agreement is five years, and the parties may agree to renew for additional one-year terms. The Company expensed $0 and $296 for services for the three months and $320 and $888 for the nine months ended September 30, 2018 and 2017, respectively, under the Terex Cross Marketing Agreement.

Effective December 19, 2014, the Company entered into a Services Agreement with Terex (the “Terex Services Agreement”) that set forth the terms under which Terex would provide certain services to the Company and the Company will retain access to certain services provided by Terex and the compensation related thereto. The scope of the Terex Services Agreement covers amongst other items, temporary transition services arising from the transfer of majority ownership to Manitex, third party logistics services for parts fulfillment, warranty and field service and information technology (“IT”) services for both transitional and ongoing services. Unless terminated, the term of the Terex Services Agreement is specific to each service provided, and the parties may agree to renew for additional one-year terms. The Company expensed $0 and $320 for services provided for the three months and $175 and $1,010 for the nine months ended September 30, 2018 and 2017, respectively.

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

Included in the Company’s Condensed Statements of Operations are sales to Terex of $39 and $50 for the three months and $98 and $229 for the nine months ended September 30, 2018 and 2017, respectively.  Also included are sales to Manitex of $1 and $1 for the three months ended September 30, 2018 and 2017, respectively and sales of $1 and $24 for the nine months ended September 30, 2018 and 2017, respectively. The Company recorded purchases from Terex of $1,453 and $1,127 for the three months and $5,437 and $4,832 for the nine months ended September 30, 2018 and 2017, respectively.  The Company also recorded charges for insurance and employee benefit costs from Manitex of $567 for the three months ended September 30, 2017 and $2,153 for the nine months ended September 30, 2017.

Receivables from affiliates include $24 due from Terex and $1 due from Manitex (total $25) at September 30, 2018, and $67 due from Terex and $9 due from Manitex (total $76) at December 31, 2017.

Payables to affiliates includes $737 due to Terex and $0 due to Manitex (total $737) at September 30, 2018, and $1,037 due to Terex and $26 due to Manitex (total $1,063) at December 31, 2017.

Note 6. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on our results of operations, cash flows, or financial position. Revenue continues to be recognized at a point in time for our product sales when products are delivered to or picked up by the customer and revenue for shipping and handling charges continues to be recognized when products are delivered to or picked up by the customer. We continue to reduce revenue for estimates of sales incentives based on probability estimates and for product returns based on historical return rates. Additional information and disclosures required by this new standard are contained in Note 2, “Revenue Recognition”.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases.  The guidance for lessors is largely unchanged from current U.S. GAAP.  Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The effective date will be the first quarter of fiscal 2020, for emerging growth companies, with early adoption permitted.  The Company plans to early adopt and anticipates the adoption of this standard will have a material impact on our financial statements. While we are continuing to assess all the potential impacts of the standard, we currently believe the most significant impact relates to our accounting for our distribution center lease. Under the new guidance, the net present value of the obligation for our lease will appear on the balance sheet. Currently, it is classified as an operating lease and payments are expensed in the period incurred.  The adoption of this standard is not expected to have an impact on the Company’s cash flow.

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

Note 8. Supplemental Cash Flow Information

Interest and income taxes paid during the nine months ended September 30, 2018 and 2017 are as follows:

	For the Nine Months Ended September 30,
	2018	2017

Interest paid in cash	$1,252	$2,255

Income tax payments in cash	$42	$545

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

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) up to 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c) the lesser of (I) 95% of Eligible CAT Receivables, or $8,600 plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $15,000 less outstanding letters of credit and any reasonable reserves as established by the bank.  At September 30, 2018, the maximum the Company could borrow based on available collateral was capped at $22,475.

At September 30, 2018, the Company had drawn $15,740 under the $35,000 revolving loan facility. The Company can opt to pay interest on the revolving credit facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The domestic rate spread is initially fixed at 1.00% for revolving loan advances until delivery of certain reporting documents with respect to fiscal quarter ending March 31, 2018, at which point it ranges from 1.00% to 1.5% depending on the Average Undrawn Availability (as defined in the Amended and Restated Credit Agreement).  The LIBOR spread is initially fixed at 2.00% for revolving loan advances until delivery of the same reporting documents, at which point it ranges from 2.00% to 2.5% depending on the Average Undrawn Availability.   Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ended September 30, 2018 was 4.7%.  Additionally, the bank assesses a 0.25% unused line fee that is payable quarterly.

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

At September 30, 2018, the Company had an outstanding balance of $13,500, less $285 debt issuance costs, for net debt of $13,215.  The Company can opt to pay interest on the Term Loan C facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  For term loan advances the domestic rate spread is fixed at 3.75%, and the LIBOR spread is fixed at 4.75%.  Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending September 30, 2018 was 6.9%.

The Company is obligated to make quarterly principal payments of $500, which commenced on January 1, 2018. If the term loan is prepaid in full or in part prior to the maturity date, the Company will be required to pay a prepayment penalty.  If paid prior to

December 27, 2019 the prepayment penalty will be equal to 2.0% of the prepayment.  The prepayment penalty percentage reduces to 1% on or after December 27, 2020, and no penalty if on or after the December 27, 2021.  There will be no prepayment obligation in the event that the prepayment of the obligation in full is funded in connection with a refinancing for which PNC is the administrative agent.  Any unpaid principal is due on maturity, which is December 27, 2022.   Interest is payable monthly beginning on January 1, 2018.

Loan Agreements with State Agencies

In October 2017, the Company entered into two loan agreements with the State of Minnesota related to the establishment of a new parts distribution center in Grand Rapids, Minnesota.  The first loan agreement is a $300 loan with a ten-year term at an interest rate of 3%, with loan forgiveness if certain criteria is met. The lender will forgive $150 of principal and all accrued interest should the Company attain and maintain agreed upon employment levels on the fifth anniversary date of the loan (and not otherwise be in default) and will forgive the remaining $150 of principal and all accrued interest should the Company attain and maintain employment levels at the tenth anniversary of the loan. Should the Company not attain or maintain the agreed upon levels of employment, $150 in principal plus accrued interest will be due on the fifth anniversary of the closing date with the remaining balance being due and payable on the due date of the loan. The second loan agreement is a $125 no interest loan with a seventy-five-month term that includes partial forgiveness if certain criteria are met. The lender will forgive up to $50 of the $125 loan should ASV attain and maintain job creation goals and wage level commitments. The zero-interest loan is to be paid back through monthly payments over the term of the loan.

Covenants

The Company’s indebtedness is collateralized by substantially all of the Company’s assets. The facilities contain customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. The Company is also required to comply with certain financial covenants as defined in the Amended and Restated Credit Agreement. The Company is limited to capital expenditures not to exceed $2,000 in any fiscal year. The revolving credit facility and the term loans require the Company to maintain a Minimum Fixed Charge Coverage ratio of not less than 1.20 to 1.0.  Additionally, the term loans require, as per the amended credit agreement, as described in Note 12, “Subsequent Events”, the Company cannot exceed a Leverage Ratio of 4.00 to 1.00 which shall step down to 2.25 to 1.00 by September 30, 2020. The Company was in compliance with all covenants for the period ended September 30, 2018.

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

The following table contains information regarding restricted stock units:

September 30, 2018
Outstanding on December 31, 2017	163
Units granted during the period	10
Vested and issued	(37)
Forfeited	(33)
Outstanding on September 30, 2018	103

On March 15, 2018, the Company granted an aggregate of 9 restricted stock units to directors pursuant to the 2017 Plan. These restricted stock units were immediately vested.

On March 15, 2018, the Company granted 1 restricted stock unit to a non-employee pursuant to the 2017 Plan. These restricted stock units vest on March 15, 2018, 2019 and 2020, respectively.

The value of the restricted stock is being charged to compensation expense over the vesting period and the Company has elected to account for foreitures as they occur. Compensation expense includes expense related to restricted stock units of $124 and $96 for the three months and $375 and $231 for the nine months ended September 30, 2018 and 2017, respectively.  Additional compensation expense related to restricted stock units will be $124, $412, and $283 for the remainder of 2018, 2019, and 2020, respectively.

Note 11. Warranties

The following table provides the changes in the Company’s product warranties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Product warranty accrual balance, beginning of period	$1,654	$1,866	$1,869	$1,870
Liabilities accrued for warranties during the period	258	282	745	973
Warranty claims paid during the period	(239)	(296)	(879)	(805)
Changes in estimates	(73)	27	(135)	(159)
Product warranty accrual balance, end of period	$1,600	$1,879	$1,600	$1,879

Note 12. Subsequent Events

On October 29, 2018, the Company entered into a First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement described in Note 9, “Debt.”  The principal modifications to the Amended and Restated Credit Agreement resulting from the First Amendment are as follows: (i) a revision to one of the components of the “EBITDA” definition permitting extraordinary gains and losses in an amount not to exceed $1,000 for any trailing twelve month period, (ii) a revision allowing for an increase in ineligible insured foreign receivables for a specific customer, (iii) a revision to the term loan requiring the Company not to exceed a leverage ratio of 4.00 to 1.00, which shall step down to 2.25 to 1.00 by September 30, 2020, as well as certain other immaterial changes consistent with provisions in similar agreements.  A further description of the First Amendment is included in Part II, Item 5 of this Quarterly Report on Form 10-Q.

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

Business Outlook

A number of economic indicators that we believe are relevant to our industry and products have largely been trending favorably year to date in 2018, although housing starts have slowed sequentially over the last two quarters raising concerns over the effect of higher interest rates and higher prices. A primary driver of demand for our CTL and SSL products is the United States housing market, where the level of new housing starts continues to be below pre-2007 levels. Since 2009, according to the U.S. Census Bureau, new housing starts have incrementally increased to a seasonally adjusted annual rate of 1.2 million units in September 2018 from approximately 0.5 million in October 2009.  The preliminary September 2018 rate of 1.2 million was 3.7% above the August 2017 rate.

Construction spending in the United States is also experiencing growth. The U.S. Census Bureau reported on October 1, 2018 that total construction spending during August 2018 was estimated at a seasonally adjusted annual rate of $1.3 trillion, 6.5% above the August 2017 estimate.

The rental sector is another important market for our products and is recording positive growth that is expected to continue. The five-year forecast from the ARA Rental Market Monitor, updated in February 2018, predicted total rental revenue in the U.S. is expected to grow by 4.5% in 2018 to reach $51.5 billion, 5.6% in 2019, 5% in 2020 and 4.4% in 2021. This is a sector of the economy that we are actively targeting with our products.

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

The economies of the markets to which we sell our products have for the past few years operated with interest rates at historically low levels. Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures which in turn affects sales of our products that serve these activities. Interest rate changes also affect the ability of dealers to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. In the United States, during 2017 and early 2018, the Federal Reserve continued increasing interest rates from their historically low levels. So far in 2018, the Federal Reserve has increased its benchmark rate three times, in March, June and September.  The rate is now at a range of 2.0% to 2.25%, with one additional incremental increase anticipated in 2018.  Increases in interest rates could negatively impact our sales and create supply chain inefficiencies.

The prices the Company paid for raw materials used in manufacturing products have been impacted by tariffs. See “Commodities Risk” for the impact of tariffs on the Company.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

For the three months ended September 30, 2018, the Company had net income of $0.6 million compared to a net income of $0.5 million for the three months ended September 30, 2017.

For the three months ended September 30, 2018, net income of $0.6 million consisted of revenue of $32.8 million, cost of sales of $28.6 million, research and development costs of $0.5 million, selling, general and administrative (“SG&A”) expenses of $2.7 million, and interest expense of $0.5 million.

For the three months ended September 30, 2017, the net income of $0.5 million consisted of revenue of $30.6 million, cost of sales of $25.8 million, research and development costs of $0.5 million, SG&A expenses of $2.9 million, interest expense of $0.7 million, and an income tax expense of $0.3 million.

Net Sales: For the three months ended September 30, 2018, net sales were $32.8 million, an increase of approximately $2.2 million or 7.2% from net sales of $30.6 million for the same period in 2017.  The increase in net sales is attributable to an increase in sales of machines of $3.2 million, offset by a decrease in sales of undercarriages to Caterpillar of $0.4 million and a decrease in aftermarket parts and other sales of $0.6 million.

Increased machine volume and an improved machine mix of larger higher revenue models in the three months ended September 30, 2018, resulted in an increase in machine revenues of 16.4% or $3.2 million from the same period in 2017. The increase in volume was primarily due to increased sales into our North American distribution channels, offset in part by fewer units shipped into Australia and New Zealand. Growth in revenues from sales of machines through our North American distribution channels was an increase of 40% compared to the three months ended September 30, 2017. As of September 30, 2018, we had 163 North American dealer and rental accounts with 270 locations as compared to 124 North American dealer and rental accounts with 189 locations as of September 30, 2017. For orders placed after May 1, 2018, steel surcharge pricing was implemented, which accounted for $0.4 million of machine revenue in the period.

Parts and other sales for the three months ended September 30, 2018 decreased $1.0 million compared to the same period in 2017.  This comprised a decrease of Caterpillar undercarriage and parts shipments of $0.7 million for the period and a decrease in aftermarket parts and other sales of $0.3 million for the period. Parts sales as a percentage of total sales was 24.3% and 28.1%, for the three months ended September 30, 2018 and 2017, respectively.

Gross Profit: For the three months ended September 30, 2018, our gross profit was $4.2 million or 12.8% of net sales compared to $4.8 million or 15.7% of net sales for the same period in 2017. Gross profit was down $0.6 million. Gross profit as a percent of net sales decreased primarily as a result of (i) increased input costs primarily associated with steel and tariffs, and (ii) in-house distribution center costs previously paid to Terex under the Terex Cross Marketing Agreement, as referenced in Note 5, “Related Party Transactions”.

Research and Development: Research and development expense was $0.5 million or 1.5% of net sales for the three months ended September 30, 2018, compared to $0.5 million or 1.6% of net sales for the same period in 2017.

Selling, general and administrative expense: SG&A expense for the three months ended September 30, 2018 was $2.7 million or 8.2% of net sales, compared to $2.9 million, or 9.5% of net sales, for the comparable period in 2017, a decrease of approximately $0.2 million or 6.9%, respectively.  The main contributing factors to the decrease were a $0.3 million decrease in selling expense associated with aftermarket parts, offset by increases to $0.1 million in selling expenses advertising and marketing costs.

Operating Income: For the three months ended September 30, 2018, our operating income was $1.1 million or 3.4% of net sales, compared to $1.5 million or 4.9% of net sales for the same period in 2017. Operating income decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the three months ended September 30, 2018, was $0.5 million compared to $0.7 million for the same period in 2017, principally due to lower borrowings on our debt facilities and improved rates as a result of refinancing our debt in December of 2017.

Tax: For the three months ended September 30, 2018, the Company recorded an income tax benefit of $0.04 million. For the three months ended September 30, 2017, a tax expense of $0.3 million was recorded.

Net income: For the three months ended September 30, 2018, our net income was $0.5 million compared to a net income of $0.5 million for the same period in 2017.

EBITDA: EBITDA totaled $2.3 million or 7.0% of net sales for the three months ended September 30, 2018 compared to $2.7 million or 8.7% of net sales for the same period in 2017. The decrease in EBITDA for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 resulted from reduced interest charges of $0.2 million, and a reduced tax expense of $0.2 million.

EBITDA totaled $5.6 million or 6.0% of net sales for the nine months ended September 30, 2018 compared to $8.2 million or 8.9% of net sales for the same period in 2017.  The decrease in EBITDA for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 resulted from decreased net income of $2.0 million, which included the effects of reduced interest charges of $1.0 million, and a reduced tax benefit of $0.5 million.

The table below sets forth a reconciliation of net income to EBITDA (in thousands of dollars) :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$599	$522	$611	$2,505
Interest expense	491	698	1,413	2,463
Depreciation & amortization	1,225	1,192	3,627	3,626
Other (income) expense	(2)	—	(8)	—
Income tax (benefit) expense	(35)	257	(28)	(372)
EBITDA (1)	$2,278	$2,669	$5,615	$8,222
% of Sales	6.9%	8.7%	5.9%	8.9%

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

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, the Company had a net income of $0.6 million compared to a net income of $2.5 million for the same period ended September 30, 2017.

For the nine months ended September 30, 2018, net income of $0.6 million consisted of revenue of $94.5 million, cost of sales of $82.1 million, research and development costs of $1.4 million, SG&A expenses of $9.0 million, and interest expense of $1.4 million.

For the nine months ended September 30, 2017, the net income of $2.5 million consisted of revenue of $92.9 million, cost of sales of $78.4 million, research and development costs of $1.6 million, SG&A expenses of $8.3 million, interest expense of $2.5 million, and an income tax benefit of $0.4 million.

Net Sales: For the nine months ended September 30, 2018, net sales were $94.5 million, an increase of approximately $1.6 million or 1.7% from net sales of $92.9 million for the same period in 2017.  The increase in net sales is a result of increased machine sales of $6.8 million, offset by decreased sales of undercarriages to Caterpillar of $2.6 million and decreased sales of aftermarket parts and other of $2.6 million.

Increased machine volume and an improved machine mix of larger higher revenue machines in the nine months ended September 30, 2018, resulted in an increase in machine revenues of 11.3% or $6.8 million from the same period in 2017. The increase in volume was primarily due to increased sales into our North American distribution channels, offset in part by fewer units shipped into Australia and New Zealand for the period.  Growth in revenues from sales of machines through the ASV North American distribution channels was 24.8% compared to the nine months ended September 30, 2017. For orders placed after May 1, 2018, steel surcharge pricing was implemented, which accounted for $0.5 million of machine revenue in the period.

Parts and other sales for the nine months ended September 30, 2018 decreased $5.2 million compared to the same period in 2017.  This comprised a decrease in Caterpillar undercarriage and parts shipments of $3.4 million for the period, a result of lower demand, and a decrease in aftermarket parts and other sales of $1.8 million. Parts sales as a percentage of total sales was 22.7% and 25.6%, for the nine months ended September 30, 2018 and 2017, respectively.

Gross Profit: For the nine months ended September 30, 2018, our gross profit was $12.4 million or 13.1% of net sales compared to $14.5 million or 15.6% of net sales for the same period in 2017. Gross profit as a percent of net sales decreased primarily as a result of (i) a decrease in aftermarket parts as a percentage of total sales, (ii) start-up costs of $0.6 million associated with moving our parts distribution to Grand Rapids, (iii) increased input costs primarily associated with steel and tariffs, and (iv) in-house distribution center costs previously paid to Terex under the Terex Cross Marketing Agreement, as referenced in Note 5, “Related Party Transactions”.

Research and Development: Research and development expense was $1.4 million or 1.5% of net sales for the nine months ended September 30, 2018, compared to $1.6 million or 1.7% of net sales for the same period in 2017. The decrease of $0.2 million is attributable to fewer expenditures related to the launch of new product designs for the ASV brand in connection with the implementation of Tier 4 emissions standards during the period.

Selling, general and administrative expense: SG&A expense for the nine months ended September 30, 2018 was $9.0 million or 9.5% of net sales, compared to $8.3 million, or 8.9% of net sales, for the comparable period in 2017, an increase of approximately $0.7 million or 8.4%, respectively. The main contributing factors to the increase were (i) a $0.1 million increase from costs associated with stock compensation, (ii) a $0.4 million increase resulting from costs associated with operating as a public company, (iii) a $0.1 million increase in general administrative costs relating to adding key management positions, (iv) a $0.4 million increase in advertising and marketing costs, offset by (v) a $0.6 million decrease in selling expense associated with aftermarket parts.

Operating Income: For the nine months ended September 30, 2018, our operating income was $2.0 million or 2.1% of net sales, compared to $4.6 million or 5.0% of net sales for the same period in 2017. Operating income as a percent of net sales decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the nine months ended September 30, 2018, was $1.4 million compared to $2.5 million for the same period in 2017, principally due to lower borrowings on our debt facilities, pay down of debt from IPO proceeds in 2017, and improved rates as a result of refinancing our debt in December of 2017.

Tax: For the nine months ended September 30, 2018 income tax benefit of $0.03 million was recorded compared to income tax benefit of $0.4 million for the nine months ended September 30, 2017. The tax benefit consisted of federal and state taxes on pre-tax income offset by a discrete income tax benefit related to the finalization of the Company’s 2017 tax returns.

Net income: For the nine months ended September 30, 2018, our net income was $0.6 million compared to a net income of $2.5 million for the same period in 2017, a decrease of $1.9 million and is attributable to the items discussed above.

Liquidity and Capital Resources

We fund our business activities by utilizing a revolving credit facility, a term loan for financing, and cash generated from operations. In connection with our revolving credit facility, the Company recently entered into an amendment which included revisions to the definition of EBITDA, an increase in the allowance of certain foreign receivables and a change to the required leverage ratio. For more information, see Note 9, “Debt” and Note 12, “Subsequent Events” to the unaudited condensed financial statements included elsewhere in the Quarterly Report on Form 10-Q and “Item 3. Quantitative and Qualitative Disclosure About Market Risk” and “Item 5. Other Information” of Part II below.

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

Cash Flows

Nine Months Ended September 30, 2018

Operating activities consumed $1.3 million of cash for the nine months ended September 30, 2018, comprised of net income of $0.6 million, non-cash items that totaled $4.0 million and changes in assets and liabilities, which consumed $5.9 million. The principal non-cash items are depreciation and amortization of $3.6 million and share-based compensation of $0.4 million.

The changes in assets and liabilities consumed $5.9 million. The changes in assets and liabilities had the following impact on cash flows: Accounts receivable generated $0.6 million, trade receivables/payables from affiliates consumed $0.3 million, inventory consumed $6.9 million, prepaid expenses generated $0.1 million, trade accounts payable generated $1.7 million, and accrued expenses consumed $1.1 million.  The decrease in accounts receivable is principally due to customer mix on increased sales. Days sales outstanding at September 30, 2018 were 54 days, compared to 58 days at December 31, 2017. Inventory has increased as input costs rise, we continue to secure long lead time production components for future builds, and we maintain a larger finished goods machine inventory to satisfy demand.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the nine months ended September 30, 2018 consumed $0.8 million of cash. We consumed $0.8 million of cash to purchase machinery and equipment, tooling for Tier IV product launches, information technology systems up-grades and building improvements.

Financing activities generated $2.1 million in cash for the nine months ended September 30, 2018. Cash was generated by increased borrowing under the revolving credit facilities of $3.2 million, increased borrowing on new long-term loans of $0.4 million associated with relocating our parts distribution facility to Minnesota, offset by the use of $1.5 million of cash for principal payments on debt.

Nine Months Ended September 30, 2017

Operating activities generated $8.8 million of cash for the nine months ended September 30, 2017 comprised of a net income of $2.5 million, non-cash items that totaled $3.2 million and changes in assets and liabilities, which generated $3.0 million. The principal non-cash items are depreciation and amortization of $3.6 million, share-based compensation of $0.2 million, deferred income tax benefit of $(0.9) million, amortization of deferred finance cost of $0.2 million, and loss on debt extinguishment of $0.1 million.

The changes in assets and liabilities generated $3.0 million. The changes in assets and liabilities had the following impact on cash flows: Accounts receivable consumed $4.2 million, trade receivables/payables from affiliates generated $0.5 million, inventory generated $6.0 million, prepaid expenses consumed $0.3 million, trade accounts payable generated $0.9 million, accrued expenses consumed $1.4 million, income tax payable generated $0.3 million and other long-term liabilities generated $0.3 million.  The increase in accounts receivable is principally due to increased sales.  Days sales outstanding at June 30, 2017 were 44 days, compared to 63 days at December 31, 2016.  The decrease in inventory relates primarily to the consumption of material on hand at the end of the period of December 31, 2016 that was used for product manufactured for international shipments in the first quarter of 2017, along with enhancements to our material planning to more closely align with our production plan.  This has resulted in reduced component inventory which in turn has significantly improved our days in inventory metric. The $1.4 million reduction in accrued expenses related principally to $1.2 million for product liability and $0.1 million for reduced legal accrual and $0.1 million of accrued interest.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the nine months ended September 30, 2017 generated $0.1 million of cash.  We consumed $0.5 million of cash to purchase machinery and equipment, principally related to tooling for Tier IV and information technology system upgrades.  We generated $0.5 million of cash collateral held in escrow under our credit facility.

Financing activities consumed $9.4 million in cash for the nine months ended September 30, 2017. We used $1.8 million of cash for principal payments on debt and repaid $7.5 million on our existing revolving credit facility.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. The Company adopted ASC 606 during the period; however, it had no significant impact on estimates.  There have been no other significant changes to our critical accounting policies that are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Off-Balance Sheet Arrangements

At September 30, 2018 we had $0.2 million of standby letters of credit outstanding. PNC Bank has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under our workers’ compensation insurance policies.

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

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the PNC prime rate and LIBOR. At September 30, 2018, we had approximately $29.2 million of variable rate debt with a weighted average interest rate of approximately 5.7%. An increase of 1% in our average floating interest rates at September 30, 2018 would increase interest expense by approximately $0.3 million.

Commodities Risk

We purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major part of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. The prices we pay for raw materials used in our products may be impacted by tariffs.  On March 8, 2018, the Trump Administration signed an order that imposed a tariff of 25% on steel that went into effect on March 23, 2018.  As a result of this tariff, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material price increases on to dealers, our margins could be adversely affected and it could have a material adverse effect on our business.  Changes in input costs did not have a significant effect on our operating performance in 2017 or the first three months of 2018. However, beginning in second quarter of 2018, input prices, and steel components in particular, have increased significantly, driven by the above-mentioned tariffs and higher levels of market demand driving increased prices.  We have implemented re-engineering and re-sourcing actions to help avoid these increases and have also implemented surcharge price increases to recover steel increases, although they may not be complete or successful.  The net increase in our material costs adversely impacted our gross profit percentage by approximately 2.7% in the third quarter of 2018.

In the absence of labor strikes or other unusual circumstances, the materials and components used in our products are normally available from multiple suppliers. However, some of the components may not be easily interchanged with components from alternative suppliers and have been designed into our products. We evaluate current and potential suppliers on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations and availability. The inability of suppliers to deliver materials and components promptly could result in production delays and increased costs to manufacture our products. To mitigate the impact of these risks we continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis.  With the high level of market demand for components, there has been an increase in shortages for several critical components, and in particular engines.  This will result in longer lead times for these components which will in turn impact the lead times of our machines for our customers.  We have initiated a number of actions to alleviate these issues, including identifying additional suppliers for these types of components.  The implementation of these changes, however, does take time to validate and implement and cannot be guaranteed to fully alleviate the supply constraints or ultimately be as attractive to our customers. During 2017 and during the nine months ended September 30, 2018, raw materials and components were generally available to meet our production schedules and had no significant impact on our revenues.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings, including the proceeding before the National Labor Relations Board described in “Risk Factors–Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and as further described below.

The International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers brought a proceeding against us before the National Labor Relations Board (the “NLR Board”) in May 2014 regarding alleged unfair labor practices at our Grand

Rapids, Minnesota facility. The union alleged, among other things, that we unlawfully violated the prohibition against interference, restraint and coercion of employees under Section 8(a)(1) of the National Labor Relations Act (“NLRA”) with respect to the employees’ right to engage in concerted activities and collective bargaining under the NLRA and that we unlawfully violated the prohibition in Section 8(a)(3) of the NLRA against retaliatory termination related to union activities.

In June 2015, a federal administrative judge found that we violated Section 8(a)(1) in connection with speeches and statements made by management in connection with a union election and Section 8(a)(3) in connection with terminations that followed the same election. The administrative judge entered an order in favor of the union that required, among other things, that we offer reinstatement to 13 terminated employees and make such employees whole for loss of earnings and benefits (including a gross up for adverse tax consequences for lump-sum back pay). Under this order, we were also required to bargain with the union as a representative of the assembly employees at our Grand Rapids, Minnesota facility and post informational notices at our facility. We appealed the June 2015 decision.

On August 21, 2018, the NLR Board affirmed the administrative law judge’s rulings, findings and conclusions, although it amended the judge’s tax compensation and Social Security reporting remedy and adopted a modified order which, among other things, retains the requirements set forth above with regard to the reinstatement of employment and back pay, as well as the requirement to bargain with the union as a representative of the assembly employees.  On September 13, 2018, we filed a request for reconsideration of the NLR Board’s decision regarding the recognition of the assembly union, as the legal standard on which the NLR Board relied was overruled and was not considered in the decision.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 29, 2018, the Company entered into a First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement described in Note 9, “Debt” to the unaudited condensed financial statements included elsewhere on this Quarterly Report on Form 10-Q and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2017.  The principal modifications to the Amended and Restated Credit Agreement resulting from the First Amendment are as follows: (i) a revision to one of the components of the “EBITDA” definition permitting extraordinary gains and losses in an amount not to exceed $1 million for any trailing twelve month period, (ii) a revision allowing for an increase in ineligible insured foreign receivables for a specific customer, (iii) a revision to the term loan requiring the Company not to exceed a leverage ratio of 4.00 to 1.00, which shall step down to 2.25 to 1.00 by September 30, 2020, as well as certain other immaterial changes consistent with provisions in similar agreements.  This summary of the material terms of the First Amendment is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

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

10.1*

First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of October 29, 2018 by and among ASV Holdings, Inc., the Loan Parties thereto, the Lenders and PNC Bank, National Association, as agent for the Lenders.

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

ASV Holdings, Inc.

Date: November 1, 2018	By:	/s/ Andrew M. Rooke
Andrew M. Rooke
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2018	By:	/s/ Melissa K. How
Melissa K. How
CFO and Secretary (Principal Financial and Accounting Officer)