Form 10-K
period 2018-12-31
ASV HOLDINGS, INC.
filed 2019-03-29
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $57,069,720 based on the closing price of the Registrant’s common stock on June 30, 2018 of $5.79 per share, as reported by the Nasdaq Capital Market.

The number of shares of Registrant’s Common Stock outstanding as of March 26, 2019 was 9,896,878.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 13, 2019, are incorporated by reference into Part III of this Annual Report.

i

Forward-Looking Statements

This Annual Report filed on Form 10-K and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements, which involve substantial risks and uncertainties. In this Annual Report, all statements other than statements of historical or present facts contained in this Annual Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends” or “continue,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements in this Annual Report or incorporated documents include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on dealers or OEM customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Risk Factors”:

• our ability to sustain profitability;

• substantial deterioration in economic conditions, especially in our end-use markets in the United States, Australia and New Zealand;

• market acceptance of our rubber-tracked compact track loaders (“CTLs”);

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

• disruptions shut downs or damage to our information technology systems due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages or other catastrophes or unforeseen events;

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

• future impairment to our intangible assets;

• the risks associated with the ability of Manitex and Terex to exert significant influence over us and the ability of Manitex and Terex (through its wholly-owned subsidiary) to sell our common stock pursuant to a registration rights agreement;

• the risks associated with the costs of operations as a public company, our limited history operating as an independent company, our ability to maintain effective internal control over financial reporting as a stand-alone company;

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

PART I

Item 1. Business.

Overview

ASV Holdings, Inc. (formerly A.S.V., LLC) (referred to herein as “ASV,” “the Company,” “we,” “our” and/or “us”) designs and manufactures a broad range of high-quality compact track loader (“CTL”) and skid steer loader (“SSL”) equipment, marketed through a distribution network in North America, Australia and New Zealand under the ASV brand. We also serve as a private label original equipment manufacturer (“OEM”) for several manufacturers.  Our products are used principally in the construction, agricultural and forestry industries. As a full-service manufacturer, we provide pre- and post-sale dealer support, after-sale technical support and replacement parts supplied from our dedicated logistics center. We also supply a limited version of our assembled undercarriage sets to Caterpillar for one configuration of Caterpillar’s multi-terrain CTL machines marketed under the CAT brand under a supply contract with Caterpillar.

Background

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

Business Outlook

A number of economic indicators that we believe are relevant to our industry and products trended favorably in 2018, although housing starts slowed significantly over the last two quarters raising concerns over the effect of higher interest rates and higher prices. A primary driver of demand for CTL and SSL products is the United States housing market, where the level of new housing starts continues to be below pre-2007 levels. Since 2009, according to the U.S. Census Bureau, new housing starts have incrementally increased to a seasonally adjusted annual rate of 1.1 million units in December 2018 from approximately 0.5 million in October 2009.  The preliminary December 2018 rate of 1.1 million was 10.9% below the December 2017 rate.

Construction spending in the United States experienced growth in 2018. The U.S. Census Bureau reported on March 4, 2019, that total construction spending during December 2018 was estimated at a seasonally adjusted annual rate of $1.3 trillion, 1.6% above the December 2017 estimate. For full year 2018 construction spending was 4.1% above 2017.

The rental sector is another important market for construction equipment and is recording positive growth that is expected to continue.  The five-year forecast from the ARA Rental Market Monitor, updated in February 2019, predicted equipment rental revenue in North America is expected to grow by 5.0% in 2019 to reach $43.5 billion, 4.5% in 2020, 4.7% in 2021 and 4.4% in 2022.  This is a sector of the economy that we are actively targeting with our products.

Outside North America, our largest market is Australia.  The Australian Bureau of Statistics in March 2019, reported GDP growth of 2.3% in 2018, which however, reflected a slowing to 0.2% in the December 2018 quarter.   The lower rate of growth in the final quarter was influenced by soft household spending and a decline in dwelling investment.

The economies of the markets to which we sell our products have for the past few years operated with interest rates at historically low levels. Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures which in turn affects sales of our products that serve these activities. Interest rate changes also affect the ability of dealers to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. In the United States, during 2017 and 2018, the Federal Reserve continued increasing interest rates from their historically low levels.  In 2018, the Federal Reserve has increased its benchmark rate four times, in March, June, September and December.  The rate is now at a range of 2.25% to 2.5%.  Increases in interest rates could negatively impact our sales and create supply chain inefficiencies.

Factors Affecting Revenues and Gross Profit

We derive most of our revenue from purchase orders from dealers and distributors and our two largest customers accounted for 28% and 32% of net sales for the years ended December 31, 2018 and 2017, respectively. The demand for our products depends upon the general economic conditions of the markets in which we compete, residential housing starts, general construction activity and upon dealer and end-user replacement or repair cycles. Adverse economic conditions may cause dealers or end-users to forego or postpone new purchases in favor of repairing existing machinery. In addition to the United States, we sell to dealers in Canada, Australia and New Zealand. All of our sales are denominated in U.S. dollars. The strengthening of the U.S. dollar against these other currencies may have a negative impact on sales volume and sales prices to dealers outside of the United States.

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

Backlog

The Company’s backlog as of December 31, 2018 and 2017, was $30.2 million and $12.7 million, respectively, and is based upon the value of received orders.

Competition

In all markets, we compete on the basis of product performance, customer service, quality and price. From time to time, the intensity of competition results in price discounting in a particular industry or region. Such price discounting puts pressure on margins and can negatively impact operating profit.

Raw Materials and Component Products

The Company’s operating philosophy is to design, source, integrate, quantitatively assess, assemble, ship and integrate product from parts and systems available from third parties and our key suppliers include Kubota, Perkins, Cummins and Deutz. Consequently, we purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major component of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance.  The prices we pay for raw materials used in our products may be impacted by tariffs.  On March 8, 2018, the Trump administration signed an order that imposed a tariff of 25% on steel (Section 232 Tariff) that went into effect on March 23, 2018, and in September 2018 a further 10% on many other products imported from China (Section 301 Tariff).  An additional 15% increase to the Section 301 Tariff proposed to be effective March 1, 2019, has currently been indefinitely delayed.  As a result of these tariffs, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material prices on to dealers, our margins could be adversely affected and it could have a material adverse effect on our business.  Changes in input costs had a significant effect on our operating performance in 2018, as input prices, and steel components in particular, increased significantly, driven by the above-mentioned tariffs and higher levels of market demand driving increased prices. During the year we have implemented re-engineering and re-sourcing actions to help avoid these increases and have also implemented surcharge price increases to recover steel increases.  The increase in our materials cost of goods sold of $2.4 million adversely impacted our gross profit percentage by approximately 190 basis points in 2018.

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

Employment

As of December 31, 2018, we employed a total of 179 people on a full-time basis.

Available Information

Our principal executive offices are located at 840 Lily Lane, Grand Rapids, Minnesota 55744.  Our telephone number at this address is (218) 327-3434.  Our website is located at www.asvi.com.  The information contained on our website or connected to our website is not incorporated by reference into and should not be considered a part of this report.

You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website or at the Securities and Exchange Commission’s website at www.sec.gov.

Item 1A. Risk Factors.

Risks Related to Our Business

Our growth and profitability are dependent on a number of factors, and our historical growth may not be indicative of our future growth.

Our historic results since our Initial Public Offering (“IPO”) in May of 2017 should not be considered as indicative of our future performance. We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our revenue could continue to decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Significant deterioration in economic conditions, especially in our end-use markets in the United States, Canada, Australia and New Zealand, may have negative effects on our results of operations and cash flows.

For the year ended December 31, 2018 and 2017, 99.6% and 99.3%, respectively, of our total revenue came from sales in the United States, Canada, Australia and New Zealand. Economic conditions, particularly in these countries, affect our sales volumes, pricing levels and overall profitability. Moreover, demand for many of our products depends on end-use markets. Our products are used primarily in residential construction and construction end-use markets and, to a lesser extent, in industrial, forestry and agricultural activity end-use markets. Weakness in our end-use markets, such as a decline in construction, residential construction and agriculture end-use markets or industrial activity may in the future lead to a decrease in the demand for our equipment or prices we can charge. Factors that may cause weakness in these countries and our end-use markets include:

•	weakness in the economy, decreases in the market value of real estate or the onset of a recession;
•	slowdowns in construction in these countries and the geographic regions in which we operate;
•	reductions in spending levels by dealers and end-users;
•	unfavorable credit markets affecting end-user access to capital;
•	adverse changes in federal and local government infrastructure spending;
•	an increase in the cost of construction materials;
•	adverse weather conditions which may affect a particular region;
•	oversupply of available commercial real estate in the markets we serve;
•	increases in interest rates; and
•	terrorism or hostilities involving the United States.

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

Our two largest customers accounted for 28% and 32% of net sales for the years ended December 31, 2018 and 2017, respectively. We generally do not have long-term supply agreements with dealers or our OEM customers. Even if a multi-year contract exists, dealers and OEM customers are not required to commit to minimum purchases and can cease purchasing at any time. If we were to lose either a significant customer or several smaller customers, our operating results and cash flows would be adversely impacted.

Our level of indebtedness reduces financial flexibility and could impede our ability to operate.

As of December 31, 2018, our total debt was $29.4 million, which includes a revolving term credit facility and term debt.

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

The interest rates under our credit facilities may be impacted by the phase-out of LIBOR.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facilities. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (SOFR), calculated using short-term repurchase agreements backed by Treasury securities. SOFR is observed and backward looking, unlike LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR also may be more volatile than LIBOR. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we may need to renegotiate our credit agreements to replace LIBOR with an agreed upon replacement index, and certain of the interest rates under our credit agreements may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. We may also find it desirable to engage in more frequent interest rate hedging transactions.

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

We believe that we have patent protection relating to certain existing products, specifically with respect to our proprietary Posi-Track undercarriage and suspension. We may also apply for and receive patent protection for our products in the future. We may not accurately predict all of the countries where patent protection will ultimately be desirable and currently have only filed for protection in the United States and Canada. If we have failed to timely file a patent application in other countries, we may be precluded from doing so at a later date. Further, competitors may infringe on our patents and we may not have adequate resources to enforce our patents. We may also have any of the following occur:

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

In addition, the key patent related to our Posi-Track undercarriage and suspension expires in 2023. Approximately 78.3% and 73.6% of our revenues for 2018 and 2017, respectively, excluding parts sales, were related to this key patent. The technology underlying our proprietary Posi-Track products can be used by any third party, including competitors, once the applicable patent terms expire. This may subject us to increased competition and reduce or eliminate our opportunity to generate revenues from the Posi-Track system and we cannot at this time estimate the financial impact on our business of the expiration of this patent.

We also own or have rights to various trademark registrations and trademark registration applications in the United States, Canada and Australia that we use in connection with our business. Monitoring unauthorized use of our trademarks is difficult and expensive, and we may not be able to prevent misappropriation of our trademark rights in all jurisdictions, particularly in countries other than the United States.

Changes in our product mix could materially and adversely affect our business.

The margins on our revenues from some of our product offerings are higher than the margins on some of our other product offerings. In particular, the margins vary between sales of equipment as compared to sales of our replacement parts, between our smaller and larger machines, and between our CTL and SSL machines. A decrease in demand for our higher margin products offerings, such as our larger machines and parts, could have a negative impact on our profitability. Our margins can also fluctuate based upon competition, alternative products and services, operating costs and contractual factors. In addition, we may not be able to accurately estimate the margins of some of our new and developing products and new products and services may have lower margins than our current products and services.

Our inability to satisfy orders on a timely basis could have a material adverse effect on our business, results of operations and financial condition and the conversion of our backlog and open orders into revenue may occur at a slower rate than historical trends.

Our backlog as of December 31, 2018 and 2017, was $30.2 million and $12.7 million, respectively. This backlog is based upon the value of received orders. Certain of our equipment are produced after a price has been agreed to, an order has been received and a deposit has been paid by a dealer or OEM customer and generally require delivery within a specified period of time. If we are unsuccessful in recruiting skilled labor, experience delays in purchase component deliveries or experience changes in specifications on ordered equipment, the rate at which backlog or open orders are converted into revenue may be slower than we have historically experienced. If it takes longer than expected to realize revenue, our results of operations and financial condition may be materially and adversely affected. Additionally, any failure to deliver products on a timely basis could result in dealers or OEM customers cancelling their orders, requesting discounts or ceasing to do business with us altogether. The historical relationship of backlog to sales revenues actually realized by us, should not be considered indicative of future results.

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

The Federal Reserve increased interest rates in December 2016, March, June and December 2017 and March, June, September and December 2018 from the historically low levels with which we had operated in previous years. Interest rate changes affect dealers’ ability to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. Interest rate changes also affect overall economic growth, which affects demand for residential and nonresidential structures which in turn affects sales of our products that serve these activities. Increases in interest rates could negatively impact our sales and create supply chain inefficiencies.

We may experience losses in excess of our recorded reserves for accounts receivable.

As of December 31, 2018, and 2017, we had accounts receivable of $18.5 million and $18.3 million, respectively. We evaluate the collectability of open accounts receivable based on a combination of factors and establish reserves based on our estimates of probable losses. In circumstances where we believe it is probable that a specific dealer or OEM customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the receivable to the amount we expect to recover. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of dealers and OEM customers and past collections experience. Continued economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain materials and manufactured components, including rubber track components used in our products, from third-party suppliers, including Kubota, Perkins, Cummins and Deutz. Some components may not be easily interchanged with components from alternative suppliers and have been designed into our products. Any delay in the ability of our suppliers to provide us with necessary materials and components may affect our capabilities at a number of our manufacturing locations or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to dealers and OEM customers and, accordingly, could have a material adverse effect on business, results of operations and financial condition.

In addition, we purchase material and services from suppliers on extended terms based on our overall credit rating. Negative changes in our credit rating may impact suppliers’ willingness to extend terms and increase the cash requirements of the business.

Price increases in materials could affect our profitability.

Our products contain a large amount of steel, rubber and other materials. In the past, market prices of some of our materials, including steel, increased significantly. If we experience future significant increases in material costs, including steel, we may not be able to reduce product cost in other areas or pass future material price increases on to dealers and our margins could be adversely affected. The prices we pay for raw materials used in our products may be impacted by tariffs. In March 2018, the Trump Administration signed an order that imposed an import tariff of 25% on steel (Section 232 Tariff), and in September 2018 a further 10% on many other products imported from China (Section 301 Tariff). An additional 15% increase to the Section 301 Tariff proposed to be effective March 1, 2019, has currently been indefinitely delayed.  As a result of these tariffs, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material price increases on to dealers, it could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on our information technology systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, dealers and other business partners), and to manage or support a variety of critical business processes and activities. If our information technology systems do not perform in a satisfactory manner, it could be disruptive and adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.

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

We may be subject to information technology system failures, network disruptions, breaches in data security and computer crime and cyber-attacks.

Information technology system failures, network disruptions, breaches of data security and sophisticated and targeted computer crime and cyber-attacks could disrupt our operations by impeding the manufacture or shipment of products, the processing of transactions or reporting of financial results, or by causing an unintentional disclosure of confidential information. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In the ordinary course of our business, we collect and store sensitive data on our networks, including IP, proprietary business information, and personal information of our business partners and employees. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. While management has taken steps to address these concerns by employee training, implementing certain data and system redundancy, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and other internal control measures, there can be no assurance that the measures we have implemented to date would be sufficient in the event of a system failure, loss of data or security breach. As a result, in the event of such a failure, loss of data or security breach, our financial condition and operating results could be adversely affected.

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

The Company maintains insurance coverage for product liability exposures, certain exposures related to general, workers’ compensation and automobile liability, catastrophic losses as well as those risks required to be insured by law or contract. Any material liabilities not covered by insurance could have an adverse effect on our financial condition.

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

As of December 31, 2018, we employed 179 people. Future issues with our employees or labor unions may not be resolved favorably or we may encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Six of our employees are represented by the International Brotherhood of Boilermakers Local 647 under a collective bargaining agreement that expires on May 10, 2019. In addition, the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers brought a proceeding against us before the National Labor Relations Board in May 2014 regarding alleged unfair labor practices at our Grand Rapids, Minnesota facility. The union alleged, among other things, that we unlawfully violated the prohibition against interference, restraint and coercion of employees under Section 8(a)(1) of the National Labor Relations Act (“NLRA”) with respect to the employees’ right to engage in concerted activities and collective bargaining under the NLRA and that we unlawfully violated the prohibition in Section 8(a)(3) of the NLRA against retaliatory termination related to union activities. In June 2015, a federal administrative judge found that we violated Section 8(a)(1) in connection with speeches and statements made by management in connection with a union election and Section 8(a)(3) in connection with terminations that followed the same election. The administrative judge entered an order in favor of the union that requires, among other things, that we offer reinstatement to 13 terminated employees and make such employees whole for loss of earnings and benefits (including a gross up for adverse tax consequences for lump-sum back pay). Under this order, we are also required to bargain with the union as a representative of the assembly employees at our Grand Rapids, Minnesota facility and post informational notices at our facility. We appealed the June 2015 decision. On August 21, 2018, the NLR Board affirmed the administrative judge’s rulings, findings and conclusions, although it amended the judge’s tax compensation and Social Security reporting remedy and adopted a modified order which, among other things, retains the requirements to bargain with the union as a representative of the assembly employees.  On September 13, 2018 we filed a request for reconsideration of the NLR Board’s decision regarding the recognition of the assembly union, as the legal standard on which the NLR Board relied was overruled and not considered in the decision. We do not know whether we will be successful in our reconsideration request and the outcome may result in additional unionization at our Grand Rapids, Minnesota facility.

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

We generate hazardous and nonhazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects and require compliance with certain practices when handling and disposing of hazardous and nonhazardous wastes. Some environmental laws impose strict, retroactive and joint and several liability for the remediation of the release of hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Failure to comply with environmental laws could expose us to substantial fines or penalties and to civil and criminal liability. These liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could have a material adverse effect on our business or results of operations.

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

We have significant intangible assets and future impairment could have a material impact on our financial results.

At December 31, 2018, our intangible assets were approximately $20.7 million, which represented approximately 23.7% of our total assets. In accordance with generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes indicate the carrying value may not be recoverable. Events that may adversely impact the value of our assets and require impairment charges may include, but are not limited to, declines in sales and operating profit that do not meet our current and forecasted operating budget, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on dealers and end-users, a material adverse change in our relationship with significant dealers or OEM customers or other business partners, or a sustained decline in our stock price. Because of the significance of our intangible assets, any future impairment of these assets could have a material adverse impact on our financial results.

The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

Risks Related to Our Relationship with Manitex and Terex

Our principal stockholders currently own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval while that ownership continues.

As of December 31, 2018, Manitex and Terex together beneficially own approximately 45% of our outstanding voting stock and have the ability to exert significant influence over us through this ownership position. Manitex and/or Terex, if they retain a significant portion of their shares of common stock, will retain the ability to exert significant influence over all matters requiring stockholder approval, including with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of Manitex and Terex may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

If a substantial number of shares of our common stock are sold in a short period of time, the market price of our common stock could decline.

As of December 31, 2018, we have 9,851,186 shares of common stock outstanding. Manitex and a wholly-owned subsidiary of Terex collectively hold 4,430,000 shares of our common stock. Pursuant to a registration rights agreement, we have granted registration rights to Manitex and the subsidiary of Terex with respect to their shares of common stock. In connection with our recent IPO, the Company registered the resale of all 2,080,000 shares of our common stock held by Manitex, which represents approximately 21.2% of our outstanding common stock, and all 3,350,000 shares of our common stock held by the subsidiary of Terex, which represents approximately 34.2% of our outstanding common stock. On February 26, 27 and 28, 2018, pursuant to our resale registration, Manitex sold an aggregate of 1,000,000 shares of our common stock in separately negotiated transactions with unrelated purchasers.

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

Further, our historical financial statements and financial information included elsewhere in this Annual Report have been created using our historical results of operations and bases of assets and liabilities as a joint venture between Manitex and Terex. In connection with the preparation of the financial statements, we made estimates, assumptions and allocations based on current facts and historical experience. The historical financial information included in this report may not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during the periods presented or that we will achieve in the future, including due to the following factors:

•

our historical combined financial statements may not reflect the expenses for support functions such as human resources, tax administration, legal, investor relations, internal audit, insurance and information technology, that we would have actually incurred, or will incur in the future, as a stand-alone company;

•

increases will occur in our cost structure as a result of being a stand-alone public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting, and although we expect to be in compliance with the requirements of Section 404(a), we may be unable to meet such requirements. We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation to be provided by our independent registered public accounting firm after we cease to be an emerging growth company or a smaller reporting company. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be an emerging growth company or a smaller reporting company, investors could lose confidence in our financial information and the price of our shares could decline.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which neither we nor the selling stockholders can control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own our principal manufacturing facility and administrative offices, located in Grand Rapids, Minnesota, which comprises 27 acres with 227,910 sq. ft. for manufacturing, an additional storage building of 16,000 sq. ft. and a retail outlet store of 10,080 sq. ft. We lease a sixty-five-acre test track facility located three miles from our facility from Terex under a lease agreement that expires in 2034. We also lease 53,000 square feet of warehouse space located adjacent to our principal manufacturing facilities.  This facility is used to distribute aftermarket parts.

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

Holders

As of December 31, 2018, there were 9,851,186 common shares outstanding, with 6 shareholders of record.

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

Overview

We design and manufacture a broad range of high-quality compact track loader (“CTL”) and skid steer loader (“SSL”) equipment, marketed through a distribution network in North America, Australia and New Zealand under the ASV brand. We also serve as a private label original equipment manufacturer for several manufacturers, which accounted for 16% of our sales in 2018 and 20% of our sales in 2017. Our products are used principally in the construction, agricultural and forestry industries. As a full-service manufacturer, we provide pre- and post-sale dealer support, after-sale technical support and replacement parts supplied from our dedicated logistics center. We also supply a limited version of our assembled undercarriage sets to Caterpillar for one configuration of Caterpillar’s multi-terrain CTL machines marketed under the CAT brand under a supply contract with Caterpillar.

For 2018, our first full year as a public company, our objectives were to make progress on the following strategic objectives: Firstly, grow our machine sales through a combination of increasing the ASV brand awareness, continuing to expand the number of retail and rental locations with the ASV product line in North America, securing a greater presence in the rental market and increasing the sell through rate of our distribution network.  Secondly, to complete the relocation of our aftermarket parts distribution adjacent to our manufacturing facility, and to improve the operational service of this portion of our business.

We had good success with these objectives, growing machine sales in total by 12.8% and by 26.4% in our North America market, achieving a net increase, after cancellations, of 64 retail and rental locations with the ASV brand, securing $0.7 million of sales with a new independent rental account, and sales to our same store dealer locations (dealers signed prior to January 1, 2018) increased 15.7%. Our aftermarket part distribution center commenced operating at its new location in March 2018, slightly earlier than planned, and has shown steady improvement in delivery and order fulfillment rates. The cash cost of this project in the year of $0.6 million was partly offset by securing local Minnesota state funding on favorable terms. Our activity to increase the ASV brand awareness included increased advertising and marketing expenditures and the launch of two new products, the RT-25 and RT-40 compact track loaders, both of which received good recognition in trade publications.

Several headwinds challenged us in 2018, such as the rapid increase in input costs, particularly steel and tariff related items and the constraint on engine availability. Although we implemented price increases during the year there was an adverse impact of approximately $1.2 million from input costs that reduced our gross margin and gross margin percent of sales. The shortage of engines from the manufacturers was caused by equipment manufacturers pre-buying engines for 2019 due to emission regulation changes, several industrial disputes and weather-related manufacturing impacts and high overall demand globally for engines from economic activity. These events resulted in engine manufacturers placing us on a very limited allocation of engines, requiring us to reduce production and to move orders required by the customers in 2018 into 2019, adversely impacting our sales and profitability.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For the year ended December 31, 2018, the Company had a net loss of $(32.1) million compared to a net income of $1.7 million for the year ended December 31, 2017.

For the year ended December 31, 2018, the net loss of $(32.1) million consisted of revenue of $127.6 million, cost of sales of $112.3 million, research and development costs of $1.9 million, selling, general and administrative (“SG&A”) expenses of $12.2 million, loss on impairment of goodwill of $30.6 million, interest expense of $1.9 million and an income tax benefit of $(0.4) million.

For the year ended December 31, 2017, net income of $1.7 million consisted of revenue of $123.3 million, cost of sales of $104.7 million, research and development costs of $2.1 million, SG&A expenses of $11.5 million, interest expense of $3.0 million, loss on extinguishment of debt of $1.0 million, and an income tax benefit of $(0.6) million.

Net Sales: For the year ended December 31, 2018, net sales were $127.6 million, an increase of approximately $4.3 million or 3.5% from net sales of $123.3 million for the same period in 2017.  The increase in net sales is attributable to increased machine sales of $10.5 million, offset by decreased sales of undercarriages to Caterpillar of $3.1 million and decreased sales of aftermarket parts and other of $3.1 million.

Increased machine volume and an improved machine mix of larger higher revenue machines resulted in an increase in machine revenues of 12.8% or $10.4 million from the same period in 2017.  The increase in volume was primarily due to increased sales into our North American distribution channels, offset in part by fewer units shipped into Australia and New Zealand for the period.  Growth in revenue from sales of machines through the ASV North American distribution channels was 26.4% compared to the prior year.  For orders placed after May 1, 2018, steel surcharge pricing was implemented, which accounted for $1.1 million of machine revenue in the period.  During 2018 we added 64 dealer and independent rental locations, bringing our total to 286 at December 31, 2018.

Total parts, Caterpillar undercarriages and other sales for the year ended December 31, 2018 decreased $6.2 million compared to the same period in 2017.  This comprised a decrease in Caterpillar undercarriage and corresponding parts shipments of $4.3 million for the period, a result of lower demand, a decrease in aftermarket parts of $1.5 million and other sales of $0.4 million.  Total parts as a percentage of total sales was 22.3% and 25.2%, for the periods ended December 31, 2018 and 2017, respectively.

Gross Profit: For the year ended December 31, 2018, our gross profit was $15.2 million or 11.9% of net sales compared to $18.6 million or 15.1% of net sales for the same period in 2017. Gross profit as a percent of net sales decreased primarily as a result of (i) a $1.2 million net increase in input costs as a result of steel increases and tariffs, (ii) $0.7 million in increased inventory reserves, (iii) $0.6 million in distribution center start-up costs, (iv) an engine supply impact on production in the fourth quarter of $0.3 million (v) a decrease in aftermarket parts as a percentage of total sales, and (vi) an increase of in-house distribution center costs previously paid to Terex under the Terex Cross Marketing Agreement, as referenced in Note 13, “Related Party Transactions”.

Research and Development: Research and development expense was $1.9 million or 1.5% of net sales for the year ended December 31, 2018, compared to $2.1 million or 1.7% of net sales for the same period in 2017. The decrease of $0.2 million is attributable to fewer expenditures related to the launch of new product designs for the ASV brand in connection with the implementation of Tier 4 emissions standards during the period.

Selling, general and administrative expense: SG&A expense was $12.2 million or 9.6% of net sales for the year ended December 31, 2018, compared to $11.5 million or 9.3% of net sales for the same period in 2017, an increase of approximately $0.8 million or 7%, respectively.  The main contributing factors to the increase were (i) a $0.1 million increase from costs associated with stock compensation, (ii) a $0.5 million increase from costs associated with operating as a public company, (iii) a $0.2 million increase in general administrative costs relating to adding key management positions, (iv) a $0.1 million increase from software costs associated with upgraded and new systems, (v) a $0.4 million increase in advertising and marketing costs, offset by (vi) a $0.9 million decrease in selling expense associated with aftermarket parts.

Operating Loss: For the year ended December 31, 2018, our operating loss was $29.4 million or (23.1)% of net sales, compared to $5.1 million or 4.1% of net sales for the same period in 2017. Operating income as a percent of net sales decreased due to the explanations above. The decline in 2018 was primarily driven by a loss on impairment of goodwill of $30.6 million.

Interest expense: Interest expense, including amortization of debt issuance costs, for the year ended December 31, 2018, was $1.9 million compared to $3.0 million for the same period in 2017, principally due to lower borrowings on our debt facilities, pay down of debt from IPO proceeds in 2017, and improved rates as a result of refinancing our debt in December of 2017.

Tax: For the year ended December 31, 2018, the Company recorded an income tax expense of $0.7 million compared to an income tax benefit of $0.6 million for the year ended December 31, 2017. For more information on the impact of the recent tax law change, see Note 13, Income Tax, to the audited financial statements elsewhere in this Annual Report.

Net income: For the year ended December 31, 2018, the Company had a net loss of $(32.1) million compared to a net income of $1.7 million for the same period in 2017, a decrease of $33.8 million and is attributable to the items discussed above.

EBITDA:

EBITDA totaled $5.9 million or 4.7% of net sales for the year ended December 31, 2018 compared to $9.9 million or 8.1% of net sales for the same period in 2017.  The offsetting changes in EBITDA for the year ended December 31, 2018 compared to the year ended December 31, 2017 were due to decreased net income of $32.1 million offset by reduced interest charges of $1.1 million, reduced loss on debt extinguishment of $1.0 million and a tax expense of $0.7 million.  The primary contributing factors that led to the decrease were (i) a non-cash loss on impairment of goodwill of $30.6 million, (ii) a $1.2 million net increase in input costs as a result of steel increases and tariffs, (iii) $0.7 million in increased inventory reserves, (iv) $0.6 million in distribution center start-up costs, (v) $0.5 from costs associated with operating as a public company, and (vi) an engine supply impact on production in the fourth quarter of $0.3 million.

The table below sets forth a reconciliation of Net Income to EBITDA (in thousands of dollars):

	For the Year Ended December 31,
	2018	2017
Net (loss) income	$(32,130)	$1,709
Interest expense	1,946	3,034
Loss on sale of debt extinguishment	-	989
Depreciation & amortization	4,850	4,809
Other income	(9)	(2)
Income tax expense (benefit)	698	(608)
EBITDA (1)	$(24,645)	$9,931
% of sales	(19.3%)	8.1%

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

Liquidity and Capital Resources

We fund our business activities by utilizing a revolving credit facility, a term loan for financing, and cash generated from operations. In connection with our revolving credit facility, in October 2018 the Company entered into an amendment which included revisions to the definition of EBITDA, an increase in the allowance of certain foreign receivables and a change to the required leverage ratio.  On March 28, 2019, the Company entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement with PNC Bank, National Association, as administrative agent (“PNC”), described in Note 9, “Debt”. The principal modification to the Amended and Restated Credit Agreement resulting from the Second Amendment replaces the maximum leverage ratio requirements for 2019 with a minimum EBITDA covenant and beginning in March of 2020, removes the minimum EBITDA covenant and reverts to a leverage ratio requirement of 2.75 to 1.00, which shall step down to 2.25 to 1.00 by September 30, 2020. In addition, the applicable margin for each advance under the credit agreement was increased by 50 basis points for the period from March 28, 2019 until the first business day following receipt by PNC of the Company’s certificate of compliance with the applicable leverage ratio for the quarter ended March 31, 2020 and the inventory sub-limit was increased to $18 million. This summary of the material terms of the Second Amendment is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is filed as Exhibit 10.20 hereto and incorporated herein by reference.

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

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our Credit Facility, will be sufficient for at least the next twelve months from the date of this report to fund our current anticipated uses of cash. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

Cash Flows

Year ended December 31, 2018

Operating activities consumed $0.9 million of cash for the year ended December 31, 2018 as compared to operating activities generating $7.5 million of cash for the year ended December 31, 2017. Changes in net (loss) income, non-cash items and assets and liabilities were factors in the change year over year. The primary change in non-cash items was a loss on impairment of goodwill of $30.6 million and an increase in inventory reserves of $0.6 million.

The changes in assets and liabilities consumed $6.6 million in 2018 and consumed $0.2 million in 2017. Inventory consumed $8.7 million in 2018 as compared to generating $3.5 million in 2017. Inventory has increased as input costs rise, we continue to secure long lead time production components for future builds, and we maintain a larger finished goods machine inventory to satisfy demand.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the year ended December 31, 2018 consumed $1.0 million of cash to purchase machinery and equipment, compared to December 31, 2017, consuming $0.5 million. Purchases related to tooling for new products, information technology systems up-grades, fabrication equipment and building improvements.

Financing activities generated $1.8 million in cash for the year ended December 31, 2018, as compared to consuming $8.1 million for year ended December 31, 2017. Cash was generated by increased borrowing under the revolving credit facilities, increased borrowing on new long-term loans associated with relocating our parts distribution facility to Minnesota, offset by the use of cash for principal payments on debt.

Capital Expenditures

The capital intensity of our operations is low since we focus on design, assembly and compliance with regulatory specifications and many components are sourced from third party suppliers rather than fabricating these components ourselves. Capital expenditure is also used to fund productivity related projects, which tend to be of relatively low cost. Investment in information technology is required to ensure our business systems are appropriate for our operations. The Company invested $1.0 million and $0.5 million in capital expenditures in the years ended December 31, 2018 and 2017, respectively.  During 2018, the Company implemented system enhancements, particularly relating to the dealer and OEM customer interface for sales and after-sales service and parts and invested in updated fabrication equipment. The Company anticipates additional investments, such as investing capital to the maintenance on certain track tooling, which may cause us to exceed our historical capital expenditures.

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

Inventory: Inventory consists of raw materials and supplies, finished equipment and replacement parts stated at the lower of cost (first in, first out) or net realizable value. All equipment classified as inventory is available for sale. We record excess and obsolete reserves and such reserves were $1.2 million and $0.6 million at December 31, 2018 and December 31, 2017, respectively. The estimated reserve is based upon specific identification of excess or obsolete inventories. The establishment of a reserve for lower of cost or net realizable value, excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold or disposed.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on individual account review, current economic conditions and expected collectability. A review is completed of the allowance for doubtful accounts at least quarterly. Individual balances exceeding a threshold amount that are over 90 days past due are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine it is probable the receivable will not be recovered. Although we occasionally encounter isolated credit concerns related to our dealer base, management is not aware of any significant credit risks related to our dealer base and generally does not require collateral or other security to support account receivables, other than any UCC related sales. The balance of the allowance for doubtful accounts was $109 and $82 at December 31, 2018 and December 31, 2017, respectively.

Revenue Recognition: The Company’s revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For its customer contracts, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is satisfied. A good or service is transferred when the customer obtains control of that good or service.  The Company principally generates revenue from the sale of equipment and parts to dealers, distributors and OEM customers and recognizes revenue at a point in time when control transfers. Transfer of control is generally determined based on the shipping terms of the contract. The Company recognizes revenue for delivered goods or services when the delivered good or service is distinct, control of the good or service has transferred to the customer, and only customary refund or return rights related to the goods or services exist.  Generally, there is no-post shipment obligation on product sold other than standard warranty obligations in the normal and ordinary course of business.

Provisions for sales program incentives (such as wholesale subsidies, retail subsidies and customer cash), product returns, and discounts and allowances are variable consideration and are accounted for as a reduction of revenue and establishment of a liability (or contra asset receivable as appropriate) using the expected value method.  The Company considers historical data in determining its best estimates of variable consideration. These estimates are reviewed regularly for appropriateness, considering also whether the estimates should be constrained in order to avoid a significant reversal of revenue recognition in a future period. If updated information or actual amounts are different from previous estimates of variable consideration, the revisions are included in the results for the period in which they become known through a cumulative effect adjustment to revenue. In addition, the Company’s contracts with customers generally do not include significant financing components or noncash consideration. The Company expenses incremental costs of obtaining a contract (primarily sales commissions) as selling, general and administrative expense in the Statements of Operations, because the amortization period would be less than one year.

The Company disaggregates revenue from contracts with customers by geographic location and major customer as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Accrued Warranties: We record accruals for potential warranty claims based on our claim experience. Our products are typically sold with a standard warranty described below. A liability for estimated warranty claims is accrued at the time of sale. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability. The provision for warranty was $1.58 million and $1.87 million at both December 31, 2018 and December 31, 2017.

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

Intangible Assets: The Company identified intangible assets, consisting of patented technology, unpatented know how, tradename and trademarks and customer relationships, are recorded at approximately $20.7 million and $23.3 million at December 31, 2018 and December 31, 2017, respectively, net of accumulated amortization. We capitalize certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Joint Venture in December 2014 has been assigned to patents or unpatented technology, trade name, and customer relationships. Intangible Assets with definite lives are amortized over their estimated useful lives. These definite lived intangible assets are amortized on a straight-line basis over the period of expected benefit, which range from ten to twenty-five years.

Goodwill: Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. Adverse industry or economic trends, lower projections of profitability, or a substantial decline in our market capitalization, among other items, may be indicators of potential impairment issues, which are triggering events requiring testing of an asset’s carrying value for recoverability.  Annual impairment tests are performed by the Company in the fourth quarter of each year using information available as of October 1. These tests resulted in an estimated excess fair value over carrying value of 7.4%.  Subsequent to October 1, 2018, our stock price declined significantly and we experienced a significant decline in revenue as a result of delays in engine supply from certain vendors, which persisted into the first quarter of 2019.  As a result, we concluded, that in the fourth quarter of 2018, that it was more likely than not that the fair value of our business had declined below the carrying value and that goodwill was impaired.  We completed an impairment test on December 31, 2018 and concluded that all of our $30,579 goodwill was impaired.

Taxes: The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred taxes in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

In response to the TCJA, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC 740 in the reporting period in which the TCJA was enacted.  In addition, SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.  For the year ended December 31, 2017, the Company recorded a provisional decrease in our deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax expense of $0.3 million for the year ended December 31, 2017.  During the year ended December 31, 2018, the Company finalized the accounting for the tax effects of TCJA with no material changes to the provisional estimate recorded in prior periods.

For the year ended December 31, 2018, the Company recorded an income tax expense of $0.7 million primarily related to current provision for state and local taxes and a deferred provision related to the recognition of a valuation allowance against our net deferred tax assets.

For the year ended December 31, 2017, the Company recorded an income tax benefit of (0.6) million which consists of the recognition of a net deferred tax asset related to a change in the entity’s tax status with the conversion from a Minnesota limited liability company to a Delaware corporation on May 11, 2017, offset by a one-time re-measurement of our deferred tax assets and liabilities for the TCJA.  Prior to May 11, 2017, the Company was taxed as a partnership and was not subject to federal and state income tax.

Off-Balance Sheet Arrangements

At December 31, 2018, the Company had a $0.2 million of standby letter of credit outstanding. PNC Bank, National Association has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under our workers’ compensation insurance policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks that exist as part of our ongoing business operations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the PNC prime rate and LIBOR. At December 31, 2018, we had approximately $27.5 million of variable rate debt with a weighted average interest rate of approximately 5.33%. An increase of 1% in our average floating interest rates at December 31, 2018 would increase interest expense by approximately $0.3 million.

Commodities Risk

We purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major part of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. The prices we pay for raw materials used in our products may be impacted by tariffs. On March 8, 2018, the Trump administration signed an order that imposed a tariff of 25% on steel that went into effect on March 23, 2018.  As a result of this tariff, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material prices on to dealers, our margins could be adversely affected and it could have a material adverse effect on our business.  Changes in input costs had a significant effect on our operating performance in 2018, as input prices, and steel components in particular, increased significantly, driven by the above-mentioned tariffs and higher levels of market demand driving increased prices. During the year we have implemented re-engineering and re-sourcing actions to help avoid these increases and have also implemented surcharge price increases to recover steel increases.  The increase in our materials cost of goods sold of $2.4 million adversely impacted our gross profit percentage by approximately 190 basis points in 2018.

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

As of December 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11. Executive Compensation.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14. Principal Accounting Fees and Services.

Fees billed to us by the firms BDO USA, LLP (“BDO”) and UHY LLP (“UHY”) for services rendered for 2018 and 2017, respectively, in the following categories and amounts were:

Type of Service	Fiscal Year 2018	Fiscal Year 2017
	in thousands
Audit Fees (1)	$224	$231
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$224	$231

(1)

This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings and are inclusive of reimbursement of travel and travel-related expenses.

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

10.7

Lease Agreement, dated December 19, 2014, by and between the Company and Terex USA, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.8

Agreement Regarding the Winddown and Termination of the Distribution and Cross Marketing Agreement and Services Agreement, by and among the Company, Terex Corporation and Manitex International, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on April 26, 2017).

10.9

Employee Matters Agreement, dated as of May 11, 2017, by and between ASV Holdings, Inc. (as successor-in-interest to A.S.V., LLC) and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.10

Separation Agreement, dated as of May 11,2017, by and among ASV Holdings, Inc. (as successor-in-interest to A.S.V., LLC), Terex Corporation and Manitex International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.11

Subsidy Agreement, dated March 12, 2015, by and between the Company and Terex Financial Services, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-216912) filed on March 24, 2017).

10.12

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

10.19

First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of October 29, 2018 by and among ASV Holdings, Inc., the Loan Parties thereto, the Lenders and PNC Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2018.

10.20*

Second Amendment to the Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of March 28, 2019 by and among ASV Holdings, Inc., the Loan Parties thereto, the Lenders and PNC Bank, National Association, as agent for the Lenders.

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

23.1*	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (UHY LLP).
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
01.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
+	Management contract or compensatory plan.

^	Confidential treatment has been sought regarding the agreement.
±	Confidential treatment has been granted as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 29, 2019	By:	/s/ Andrew M. Rooke
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

Name	Title	Date

/s/ Andrew M. Rooke	Chief Executive Officer, Director	March 29, 2019
Andrew M. Rooke	(Principal Executive Officer)

/s/ Melissa How	Chief Financial Officer	March 29, 2019
Melissa How	(Principal Financial and Accounting Officer)

/s/ Brian J. Henry	Director	March 29, 2019
Brian J. Henry

/s/ Michael A. Lisi	Director	March 29, 2019
Michael A. Lisi

/s/ Joseph M. Nowicki	Director	March 29, 2019
Joseph M. Nowicki

/s/ David Rooney	Director	March 29, 2019
David Rooney

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ASV Holdings, Inc.

Grand Rapids, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ASV Holdings, Inc. (the “Company”) as of December 31, 2018, the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2018.

/s/ BDO USA, LLP

BDO USA, LLP

Minneapolis, Minnesota

March 29, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of ASV Holdings, Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ASV Holdings, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We served as the Company’s auditor from 2015 through May 2018.

/s/ UHY LLP

UHY LLP

Sterling Heights, Michigan

March 29, 2019

ASV HOLDINGS, INC.

BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$2	$3
Accounts receivable, net	18,462	18,276
Receivables from affiliates	7	76
Income tax receivable	840	—
Inventory, net	34,055	26,691
Prepaid income tax	43	896
Prepaid expenses and other	593	591
Total current assets	54,002	46,533
Property, plant and equipment, net	12,662	13,797
Intangible assets, net	20,730	23,277
Goodwill	—	30,579
Other long-term assets	237	311
Deferred tax asset	—	624
Total assets	$87,631	$115,121
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - current portion	$2,991	$2,000
Trade accounts payable	18,834	15,174
Payables to affiliates	480	1,063
Accrued compensation and benefits	1,394	1,483
Accrued warranties	1,584	1,869
Accrued product liability	—	778
Accrued other current liabilities	1,405	1,039
Total current liabilities	26,688	23,406
Revolving loan facility	16,026	12,511
Note payable - long term, net	10,159	12,664
Other long-term liabilities	727	739
Total liabilities	53,600	49,320
Commitments and Contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000 authorized, none outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 50,000 authorized, 9,851 and 9,806 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	65,794	65,434
(Accumulated deficit) Retained Earnings	(31,773)	357
Total Stockholders' Equity	34,031	65,801
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,631	$115,121

The accompanying notes are an integral part of these financial statements.

ASV HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2018	2017
Net sales	$127,580	$123,340
Cost of goods sold	112,348	104,698
Gross profit	15,232	18,642
Research and development costs	1,896	2,070
Selling, general and administrative expense	12,252	11,450
Loss on impairment of goodwill	30,579	—
Operating (loss) income	(29,495)	5,122
Other income (expense)
Interest expense	(1,946)	(3,034)
Loss on debt extinguishment	—	(989)
Other income	9	2
Total other expense	(1,937)	(4,021)
(Loss) income before income taxes	(31,432)	1,101
Income tax expense (benefit)	698	(608)
Net (loss) income	$(32,130)	$1,709
Earnings per share:
Basic net (loss) income per share of common stock	$(3.27)	$0.19
Diluted net (loss) income per share of common stock	$(3.27)	$0.19
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	9,828	9,125
Diluted weighted average common shares outstanding	9,828	9,125

The accompanying notes are an integral part of these financial statements.

ASV HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock		Additional	Retained Earnings	Total Stockholders'
	Shares	Amounts	Paid-in Capital	(Accumulated Deficit)	Equity
Balances, January 1, 2017	$8,000	8	$54,779	$(1,352)	$53,435
Initial Public Stock Offering	1,800	2	10,403	-	10,405
Stock-based compensation expense	-	-	277	-	277
Employee 2017 incentive plan grant	9	-	-	-	-
Repurchase to satisfy withholding and cancelled	(3)	-	(25)	-	(25)
Net income	-	-	-	1,709	1,709
Balances, December 31, 2017	9,806	10	65,434	357	65,801
Stock-based compensation expense	-	-	455	-	455
Incentive plan grant	63	-	-	-	-
Repurchase to satisfy withholding and cancelled	(18)	-	(95)	-	(95)
Net loss	-	-	-	(32,130)	(32,130)
Balances, December 31, 2018	$9,851	10	$65,794	$(31,773)	$34,031

The accompanying notes are an integral part of these financial statements.

ASV HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net (loss) income	$(32,130)	$1,709
Adjustments to reconcile to net (loss) income to net cash
provided by operating activities:
Depreciation	2,303	2,263
Amortization	2,547	2,547
Share-based compensation	498	353
Deferred income tax (benefit)	624	(624)
Loss on disposal of fixed assets	7	57
Amortization of deferred finance cost	142	212
Loss on debt extinguishment	—	989
Loss on impairment of goodwill	30,579	—
Prepayments and other fees incurred in debt
extinguishment	—	(364)
Bad debt expense	27	14
Inventory reserves	1,112	544
Changes in operating assets and liabilities
Accounts receivable	(213)	(4,687)
Net accounts receivable from/payable to affiliates	(514)	102
Income tax receivable	(840)	—
Other long-term assets	—	(13)
Inventory	(8,662)	3,494
Prepaid income tax	853	(896)
Prepaid expenses	(2)	(53)
Trade accounts payable	3,660	3,198
Accrued expenses	(829)	(1,288)
Other long-term liabilities	(12)	(34)
Net cash (used in) provided by operating activities	(850)	7,523
INVESTING ACTIVITIES
Purchase of property and equipment	(989)	(548)
Net cash (used in) investing activities	(989)	(548)
FINANCING ACTIVITIES
Principal payments on term debt	(2,007)	(1,075)
Repayment of existing debt	—	(28,924)
Borrowings on new term debt	425	15,000
Debt issuance costs incurred	—	(366)
Shares repurchased for income tax withholding on share-based compensation	(95)	(25)
Proceeds from issuance of common stock, net of offering costs	—	10,405
Net proceeds (payments) on revolving credit facilities	3,515	(3,094)
Net cash provided by (used in) financing activities	1,838	(8,079)
NET CHANGE IN CASH	(1)	(1,104)
Cash at beginning of period	3	1,107
Cash at end of period	$2	$3

The accompanying notes are an integral part of these financial statements.

ASV Holdings, Inc.

Notes to Financial Statements

(In thousands, except par value and per share data)

Note 1. Business Description

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

Initial Public Offering

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require the Company to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. The Company evaluates estimates used in preparation of the accompanying financial statements on a continual basis. The Company bases estimates on historical experience and on other various assumptions believed to be reasonable under the circumstances. Such estimates are established using consistent reasonable and appropriate methods. Accordingly, actual results could differ from the estimates used by management.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 16, “Recent Accounting Pronouncements.”

Cash

The Company considers all short-term securities purchased with maturity dates of three months or less to be cash.  The Company from time to time during the years covered by these financial statements may have bank balances in excess of its insured limits.  Management has deemed this a normal business risk.  At December 31, 2018 and 2017, respectively the Company had classified $1,969 and $1,605 of checks issued in excess of bank balances as accounts payable.

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released.  There was no restricted cash at December 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2018 and 2017 for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).

The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and appends disclosures about fair value measurements.

For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value as follows:

Level I:quoted prices in active markets for identical instruments;

Level II:

quoted prices in active markets for similar instruments, quoted prices for identical instruments in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the instrument; and

Level III:significant inputs to the valuation model are unobservable.

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

The establishment of a reserve for lower of cost or net realizable value, excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold or disposed.

Intangible Assets

Intangible assets include patented and unpatented technology, trade names and trademarks, and customer relationships and are amortized on a straight-line basis over the period of expected benefit, which range from ten to twenty-five years.

Technology: The Company holds a number of U.S. patents covering its undercarriage technology. The key patent related to the Company’s Posi-Track undercarriage and suspension expires in 2023. The average estimated useful life for the Company’s patents is ten years, but useful life is determined in part by any legal, regulatory or contractual provisions that limit useful life.

Goodwill

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. Adverse industry or economic trends, lower projections of profitability, or a substantial decline in our market capitalization, among other items, may be indicators of potential impairment issues, which are triggering events requiring testing of an asset’s carrying value for recoverability.  Annual impairment tests are performed by the Company in the fourth quarter of each year using information available as of October 1. These tests resulted in an estimated excess fair value over carrying value.  Subsequent to October 1, 2018, our stock price declined significantly and we experienced a significant decline in revenue as a result of delays in engine supply from certain vendors, which persisted into the first quarter of 2019.  As a result, we concluded, that in the fourth quarter of 2018, that it was more likely than not that the fair value of our business had declined below the carrying value and that goodwill was impaired.  We completed an impairment test on December 31, 2018 and concluded that all of our $30,579 goodwill was impaired.

The Company concluded there was no impairment of goodwill as of the annual impairment test date in 2018 or 2017.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining debt financing. The Company amortizes deferred financing costs in interest expense using the effective interest method over the term of the related debt instrument. The Company records the deferred financing costs related to their term debt as a direct reduction from the carrying amount of that debt liability on the Company’s balance sheet. Deferred financing costs associated with revolving credit lines are included as a non-current asset on the Company’s balance sheet. As of December 31, 2018 and 2017, the Company has net deferred financing costs of $492 and $634, respectively.  Amortization expense associated with the capitalized deferred financing costs for the years ended December 31, 2018 and 2017 was $142 and $212, respectively.

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

Impairment of Long-Lived Assets

The Company’s policy is to assess the recoverability of long-lived assets, including definite-lived intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales and working capital levels, among others. The Company uses data developed by management as well as macroeconomic data in making these calculations. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to dispose.  The Company concluded there was no triggering events or impairment test of long-lived assets in 2017.  In the fourth quarter of 2018 we concluded that a triggering event had occurred, resulting in an impairment of our goodwill. We completed an impairment test of our long-lived assets and concluded that there was no impairment of long-lived assets as of December 31, 2018.

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

The balance of the allowance for doubtful accounts was $109 and $82 at December 31, 2018 and 2017, respectively.

Revenue Recognition

The Company’s revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). For its customer contracts, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is satisfied. A good or service is transferred when the customer obtains control of that good or service.  The Company principally generates revenue from the sale of equipment and parts to dealers, distributors and Original Equipment Manufacturer (“OEM”) customers and recognizes revenue at a point in time when control transfers. The Company recognizes revenue for each distinct good or service when control of the good or service has transferred to the customer. Transfer of control is generally determined based on the shipping terms of the contract, with most of our sales recognized F.O.B. shipping point, as that is the time we have a present right to payment, the customer takes possession of the goods, and the customer has the risks and reward of ownership. For most of our contracts, the customer takes legal title upon shipment; however, under the terms of our contract with certain international distributors, title does not transfer until we are paid for the goods. We retain title solely to maintain a security interest in the assets and have concluded that such right is protective in nature and that control transfers at the time of shipment based on the other control indicators. Generally, there is no-post shipment obligation on product sold other than standard assurance-type warranty obligations in the normal and ordinary course of business, typically a twelve to eighteen-month warranty period. Payment terms range from 0-60 days for domestic sales and 0-180 days for international sales.

Provisions for sales program incentives (such as wholesale subsidies, retail subsidies and customer cash), product returns, and discounts and allowances are variable consideration and are accounted for as a reduction of revenue and establishment of a liability (or contra asset receivable as appropriate) using the expected value method.  The Company considers historical data in determining its best estimates of variable consideration. These estimates are reviewed regularly for appropriateness, considering also whether the estimates should be constrained in order to avoid a significant reversal of revenue recognition in a future period. Typically, all qualifying machine sales to distributors or dealers provide for program incentives that are accrued at the time of sales. The Company reduced revenue by $5,520 during the year ended December 31, 2018. The Company has accrued $1,050 for program incentives as of December 31, 2018. If updated information or actual amounts are different from previous estimates of variable consideration, the revisions are included in the results for the period in which they become known through a cumulative effect adjustment to revenue. In addition, the Company’s contracts with customers generally do not include significant financing components or noncash consideration. The Company expenses incremental costs of obtaining a contract (primarily sales commissions) as selling, general and administrative expense in the Condensed Statements of Operations, because the amortization period would be less than one year.

The Company disaggregates revenue from contracts with customers by geographic location and major customer (see Concentrations of Business and Credit Risk) as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Shipping and Handling Costs

The Company records the amount of shipping and handling costs billed to customers as revenue and has elected as its policy to treat these services as a fulfillment activity. The costs incurred for shipping and handling have been included as cost of goods sold on the statements of operations.

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

Income Taxes

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations. Accrued interest and penalties would be included on the related tax liability line in the balance sheet.

Concentrations of Business and Credit Risk

Caterpillar Inc., an OEM customer, and CEG Distributions PTY Ltd., the Company’s Australian master distributor, accounted for 28% and 32% of the Company’s Net Sales for the year ended December 31, 2018 and 2017, respectively, as well as 71% and 63% of the Company’s Accounts Receivable at December 31, 2018 and 2017, respectively.

Sales by major customer consisted of the following for the year ended December 31, 2018 and 2017:

	For the Year Ended December 31,		For the Year Ended December 31,
	2018		2017
	Percent of Total	Amount	Percent of Total	Amount
Caterpillar	14%	$17,911	18%	$22,275
CEG Distributions PTY Ltd.	14%	18,224	14%	17,775
Other	72%	91,445	68%	83,290
Total	100%	$127,580	100%	$123,340

Any disruptions to these two customer relationships could have adverse effects on the Company’s financial results. The Company manages dealer and OEM concentration risk by evaluating in advance the financial condition and creditworthiness of its dealers and OEM customers. The Company establishes an allowance for doubtful accounts receivable, if needed, based upon expected collectability. Any reserves established for doubtful accounts is reevaluated on a case-by-case basis when it is believed the payment of specific amounts owed to us is unlikely to occur. The Company has secured a credit insurance policy for certain accounts with a policy limit of liability of not more than $8,600.

Note 3. Inventory

Inventory consisted of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Raw materials and supplies	$20,897	$16,757
Work in process	36	98
Finished equipment and replacement parts	13,122	9,836
	$34,055	$26,691

Note 4. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31, 2018	December 31, 2017
Land	$420	$420
Buildings	9,898	9,788
Machinery and equipment	10,151	9,475
Construction in progress	504	318

	20,973	20,001
Less: accumulated depreciation	(8,311)	(6,204)

Property, plant and equipment, net	$12,662	$13,797

Depreciation expense was $2,117 and $2,096 for the years ended December 31, 2018 and 2017, respectively.

Note 5. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The following table summarizes the Company’s goodwill as of December 31, 2018.

Total Goodwill
Balance at January 1, 2018	$30,579
Impairment charge	(30,579)
Balance at December 31, 2018	$-

The Company conducts its evaluation of goodwill at the reporting unit level on an annual basis as of October 1 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. All of the Company’s operations are in one reporting unit.

As of October 1, 2018, our equity market capitalization was approximately $49,000 compared to our carrying value of equity of $66,700.  We also considered that our stock had traded as high as $8.13 per share on August 6, 2018 and that due to the historical volume activity that the market conditions as of October 1, 2018 were only one indication of the fair value of the Company’s stock.  In performing the impairment test, we determined the fair value of our single reporting unit using an average of the income and market approaches. Under the income approach, we estimated fair value based on a discounted cash flow model using a 16.5% discount rate determined by management to be commensurate with the risk inherent in our current business model. A long-term cash flow growth rate of 3% was used to determine the terminal value. Under the market approach, we calculated our fair value using selected enterprise value to EBITDA pricing multiples based on observations of the pricing multiples for identified comparable publicly traded companies. Management’s evaluation resulted in an implied enterprise value control premium of 35.7% to our capital markets indicated enterprise value, and the conclusions did not result in an impairment of goodwill at that time.

In the fourth quarter of 2018, our common stock price experienced a sustained decline resulting in a diminished market capitalization. The common stock fell to a low of $2.00 per share on December 31, 2018 and had an average closing price of $2.85 per share from the date following the 2018 third quarter's earnings release through December 31, 2018. On December 31, 2018, our equity market capitalization was approximately $19,700 compared to our carrying value of equity of $65,700. Over the same time period, the market capitalizations of peer group companies and the overall U.S. stock market declined, but not as severely. Based upon our declining market capitalization and shortfall from financial targets resulting from engine supply constraints and the impact of tariffs on imports, we concluded that a triggering event had occurred and proceeded with an interim goodwill impairment test as of December 31, 2018. In performing the impairment test, we determined the fair value of our single reporting unit using an average of the income and market approaches. Under the income approach, we estimated fair value based on a discounted cash flow model using a 21.5% discount rate determined by management to be commensurate with the risk inherent in our current business model. A long-term cash flow growth rate of 3% was used to determine the terminal value. Under the market approach, selected enterprise value of EBITDA pricing multiples based on observations of the pricing multiples for identified comparable publicly traded companies. Management’s evaluation resulted in an implied enterprise value control premium of 29.1%. Based upon our fair value conclusions, which contemplated the financial forecasts and market capitalization as of December 31, 2018, we recorded a $30,579 non-cash goodwill impairment charge on December 31, 2018, which was reflected as a loss on impairment of goodwill in the Statement of Operations. The goodwill impairment charge did not adversely affect our cash flow, liquidity or compliance with financial covenants.

Intangible Assets, net

Intangible assets, net comprised the following as of December 31, 2018:

	Weighted Average Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and unpatented technology	10	$8,000	$(3,227)	$4,773
Tradenames and trademarks	25	7,000	(1,128)	5,872
Customer relationships	11	16,000	(5,915)	10,085
	12	$31,000	$(10,270)	$20,730

Intangible assets, net comprised the following as of December 31, 2017:

	Weighted Average Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and unpatented technology	10	$8,000	$(2,427)	$5,573
Tradenames and trademarks	25	7,000	(848)	6,152
Customer relationships	11	16,000	(4,448)	11,552
	12	$31,000	$(7,723)	$23,277

Amortization of intangible assets for the years ended December 31, 2018 and 2017 was $2,547 and $2,547, respectively.

Estimated aggregate intangible asset amortization expense for the next five years and thereafter is as follows:

2019	2,547
2020	2,547
2021	2,547
2022	2,547
2023	2,547
Thereafter	7,995

Note 6. Accrued Warranties

The following table provides the changes in the Company’s product warranties for the years ended December 31, 2018 and 2017:

	2018	2017
Balance as January 1	$1,869	$1,870
Accruals for warranties issued during the period	1,038	1,220
Warranty services provided	(1,235)	(1,105)
Changes in estimates	(88)	(116)
Balance as of December 31	$1,584	$1,869

Note 7. Accrued Other Current Liabilities

Accrued other current liabilities consist mainly of worker’s compensation, accrued subsidies and programs, accrued legal, and accrued interest. Balances as of year ended December 31, 2018 and 2017 were $1,405 and $1,039, respectively.

Note 8. Retirement Plans

The Company has established a 401(k) plan to provide retirement benefits to eligible executive officers and employees. Employees may enter the plan after they have been employed by the Company for at least thirty days. Under the plan, the Company contributes a matching contribution of 100% of the first 4% of eligible compensation for each plan participant.

The Company sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”) for a former senior executive. The SERP is unfunded. The Company accounts for this plan pursuant to ASC 710, “Compensation – General.” This guidance requires balance sheet recognition of the overfunded or underfunded status of the defined benefit plan. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting guidance must be recognized in the Statement of Operations. The defined benefit obligation for this plan as of December 31, 2018 is $766, of which, $64 and $702 is reflected in “Accrued Other Current Liabilities” and “Other Long-Term Liabilities,” respectively, on the balance sheet. The balance at December 31, 2017 was $803, of which, $64 and $739 was reflected in the “Accrued Other” and “Other Long-Term Liabilities,” respectively. The Company expects to make annual benefit payments of $65 per year over the next five years.

Note 9. Debt

Loan Facilities

On December 23, 2016, the Company completed a new unitranche credit agreement with PNC Bank, National Association (“PNC”), and White Oak Global Advisors, LLC (“White Oak”) to provide a $65,000, 5-year credit facility (the “Credit Agreement’). The facility consisted of a $35,000 revolving credit facility (which was subject to availability based primarily on eligible accounts receivable and eligible inventory), a Term Loan A facility of $8,500 and a Term Loan B facility of $21,500.  A total of $46,700 was drawn by the Company at closing of the Credit Agreement.

On December 27, 2017 the Company entered into an amended and restated credit agreement with PNC, and another lender (the “Lenders”) to provide a $50 million, 5-year credit facility (the “Amended and Restated Credit Agreement”).  The facility consists of a $35 million revolving credit facility (which is subject to availability based primarily on eligible accounts receivables and eligible inventory), and a term loan facility of $15 million. At the closing of the Amended and Restated Credit Agreement, the Company had outstanding borrowings under it of approximately $28.4 million, consisting of $18.7 million in new borrowings and approximately $9.7 million which was carried over from the Company’s previously-outstanding revolving credit facility.

On October 29, 2018, the Company entered into a First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement. The principal modifications to the Amended and Restated Credit Agreement resulting from the First Amendment were as follows: (i) a revision to one of the components of  the “EBITDA” definition permitting extraordinary gains and losses in an amount not to exceed $1 million for any trailing twelve month period, (ii) a revision allowing for an increase in ineligible insured foreign receivables for a specific customer, (iii) a revision to the term loan requiring the Company not to exceed a leverage ratio of 4.00 to 1.00, which shall step down to 2.25 to 1.00 by September 30, 2020, as well as certain other immaterial changes consistent with provisions in similar agreements.

On March 28, 2019, the Company entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement with PNC Bank, National Association, as administrative agent (“PNC”). The principal modification to the Amended and Restated Credit Agreement resulting from the Second Amendment replaces the maximum leverage ratio requirements for 2019 with a minimum EBITDA covenant and beginning in March of 2020, removes the minimum EBITDA covenant and reverts to a leverage ratio requirement of 2.75 to 1.00, which shall step down to 2.25 to 1.00 by September 30, 2020. In addition, the applicable margin for each advance under the credit agreement was increased by 50 basis points for the period from March 28, 2019 until the first business day following receipt by PNC of the Company’s certificate of compliance with the applicable leverage ratio for the quarter ended March 31, 2020 and the inventory sub-limit was increased to $18 million.

Revolving Loan Facility with PNC

The Company’s $35,000 revolving loan facility with PNC includes two sub-facilities: (i) a $2,000 letter of credit sub-facility, and (ii) a $3,500 swing loan sub-facility, each of which is fully reserved against availability under the revolving loan facility. The facility matures on December 27, 2022.

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) up to 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c) the lesser of (I) 95% of Eligible CAT Receivables, or $8,600 plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $15,000 less outstanding letters of credit and any reasonable reserves as established by the bank. At December 31, 2018, the maximum the Company could borrow based on available collateral was capped at $24,574.

At December 31, 2018, the Company had drawn $16,026 under the $35,000 revolving loan facility. The Company can opt to pay interest on the revolving credit facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The domestic rate spread is initially fixed at 1.00% for revolving loan advances until delivery of certain reporting documents with respect to the fiscal quarter ending March 31, 2018, at which point it ranges from 1.00% to 1.5% depending on the Average Undrawn Availability (as defined in the Amended and Restated Credit Agreement).  The LIBOR spread is initially fixed at 2.00% for revolving loan advances until delivery of the same reporting documents, at which point it ranges from 2.00% to 2.50% depending on the Average Undrawn Availability.  Funds borrowed under the LIBOR options can set the borrowing rate for periods of one, two, or three months. The weighted average interest rate for the period ending December 31, 2018 was 4.8%.  Additionally, the bank assesses a 0.25% unused line fee that is payable quarterly.

Term Loan A with PNC

On December 23, 2016, the Company entered into an $8,500 term loan (“Term Loan A”) facility, with PNC as the administrative agent.

The Company repaid this facility on May 18, 2017.

The Company also incurred a loss on extinguishment of this debt totaling $83 associated with the payoff of this term loan with IPO proceeds.

Term Loan B with White Oak

On December 23, 2016, the Company entered into a $21,500 term loan (“Term Loan B”) facility, with White Oak as the administrative agent.

The Company repaid this facility on December 27, 2017.

The Company incurred a loss on extinguishment of this debt totaling $906 associated with the refinancing of its debt, of which $547 related to the expensing of previously capitalized debt issuance costs and $359 was for prepayment and other fees incurred in debt extinguishment.

Term Loan C with PNC

On December 27, 2017 the Company entered into an $15,000 term loan (“Term Loan C”) facility, with PNC as the administrative agent.

At December 31, 2018, the Company had an outstanding balance of $13,000, less $268 debt issuance costs, for net debt of $12,732.  The Company can opt to pay interest on the Term Loan C facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  For term loan advances the domestic rate spread is fixed at 3.75%, and the LIBOR spread is fixed at 4.75%.  Funds borrowed under the LIBOR options can set the borrowing rate for periods of one, two, or three months. The weighted average interest rate for the period ending December 31, 2017 was 7.1%.

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

The establishment of the parts distribution center was completed, and loan proceeds disbursed during 2018.

Covenants

The Company’s indebtedness is collateralized by substantially all of the Company’s assets. The facilities contain customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. The Company is also required to comply with certain financial covenants as defined in the Amended and Restated Credit Agreement. The Company is limited to capital expenditures not to exceed $2,000 in any fiscal year.  The revolving credit facility and the term loans require the Company to maintain a Minimum Fixed Charge Coverage ratio of not less than 1.20 to 1.0.  Additionally, the term loan requires, as per the First Amendment to the Amended and Restated Credit Agreement, the Company cannot exceed a Leverage Ratio of 4.00 to 1.00 which shall step down to 2.25 to 1.00 by September 30, 2020. The Company was in compliance with all covenants at December 31, 2018.

The following summarizes the contractual principal maturities of long-term debt as of December 31, 2018:

2019	$2,991
2020	2,012
2021	2,012
2022	5,915
2023	12
Thereafter	208

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

The Company awarded a total of 10 restricted stock units to directors and non-employees under the 2017 Plan during 2018. The fair value of restricted stock units is based on the price of the stock in the open market on the date of grant. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following table contains information regarding restricted stock units:

	December 31, 2018	December 31, 2017
Outstanding on January 1	166	—
Units granted during the period	10	172
Vested and issued, net of repurchases for income tax withholding	(66)	(6)
Forfeited	(33)	—
Outstanding on December 31	77	166

On March 15, 2018, the Company granted an aggregate of 9 restricted stock units to directors pursuant to the 2017 Plan. These restricted stock units were immediately vested.

On March 15, 2018, the Company granted 1 restricted stock unit to a non-employee pursuant to the 2017 Plan. These restricted stock units vest on March 15, 2018, 2019 and 2020, respectively.

The value of the restricted stock is being charged to compensation expense over the requisite service period and the Company has elected to account for forfeitures as the occur. Compensation expense includes expense related to restricted stock units of $498 and $353 for the year ended December 31, 2018 and 2017, respectively. Unrecognized compensation expense related to non-vested restricted stock units was $482 at December 31, 2019 and will be recognized as follows: $301, $178 and $3 for 2019, 2020 and 2021, respectively.

Note 11. Income Tax

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

For the year ended December 31, 2017, the Company recorded a provisional decrease in our deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax expense of $0.3 million for the year ended December 31, 2017.

The Company’s benefit for income taxes is comprised of the following:

	2018	2017
Current:
Federal	$-	$-
State and local	74	16
Total current provision (benefit)	74	16
Deferred:
Federal	487	(564)
State and local	137	(60)
Total deferred provision (benefit)	624	(624)
Total provision (benefit)	$698	$(608)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	2018	2017
Deferred tax assets:
Net operating losses	$271	$74
Amortization of intangible assets	379	278
Share-based compensation	94	77
Inventory	833	515
Accruals and reserves	128	326
Tax credits	238	74
Amortization of goodwill	1,993	—
Total deferred tax assets before valuation allowance	3,936	1,344
Less Valuation Allowance	(3,742)	—
Total deferred tax assets, net of valuation allowance	194	1,344
Deferred tax liabilities:
Amortization of goodwill	$-	$(466)
Fixed assets	(194)	(254)
Total deferred tax liabilities	(194)	(720)
Net deferred tax assets	$-	$624

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on cumulative losses in recent years, the Company has concluded that its net deferred tax assets are not realizable on a more-likely-than-not basis as of December 31, 2018.

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $0.9 million of which $0.6 million are set to expire in 2037 if not utilized.  The remaining balance of $0.3 million may be carried forward indefinitely but are only available to offset 80% of future taxable income.  The Company also had approximately $0.2 million of research and development tax credits which expire in varying amounts beginning in 2037 through 2038.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	2018	2017
Income tax expense (benefit) at federal statutory rate	21.0%	34.0%
Partnership income not subject to tax	—	(17.2%)
Other permanent items	0.0%	0.4%
Goodwill impairment	(12.8%)	—
State and local taxes	0.7%	(2.4%)
State tax law changes	—	—
Deferred tax adjustment	0.5%	—
Change in entity tax status	—	(93.2%)
Federal tax reform	—	25.4%
Other	—	—
Valuation allowance	(11.9%)	—
R&D tax credits	0.3%	(2.3%)
Effective tax rate	(2.2%)	(55.3%)

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of December 31, 2018, the Company has no uncertain tax positions.   There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2018.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions. The earliest years’ tax returns filed by the Company that are still subject to examination by authorities in the major tax jurisdictions are as follows:

Federal	Illinois	Minnesota	North Carolina

2017	2017	2017	2017

Note 12. Commitments and Contingencies

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

Purchase Commitments

As of December 31, 2018 and 2017, the Company has open purchase orders of approximately $26,070 and $21,077, respectively. Purchase obligation include non-cancellable and cancellable commitments. In certain cases, cancellable commitments contain penalty provisions for cancellation.

Operating Leases

The Company’s leasing operations consist principally of the leasing of real estate, office equipment and vehicles under operating leases that expire over the next one to seventeen years.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

2019	$252
2020	236
2021	221
2022	221
2023	170
Subsequent to 2023	160

Total	$1,260

Total rent expense for the year ended December 31, 2018 and 2017 was $355 and $137, respectively.

Note 13. Related Party

Effective December 19, 2014, the Company entered into a Distribution and Cross Marketing Agreement with Terex and Manitex (the “Terex Cross Marketing Agreement”) that set forth the terms under which the Company would manufacture and sell ASV products, certain services Terex would provide in assisting in the sales and marketing of ASV products and the costs to be paid by the Company in exchange for such services. The Terex Cross Marketing Agreement defined dealers and customers to which, and territories for which, Terex would have the exclusive right on behalf of the Company to market and sell Terex-branded ASV products. The Terex Cross Marketing Agreement defined the compensation to Terex for its machine sales selling expense, part sales selling expense and general and administrative costs associated with such sales. In addition, for the provision of marketing services by Terex, the

Company would pay an annual fee of $250, subject to annual escalation of 3% plus 0.2% of net incremental sales. Unless terminated, the term of the Terex Cross Marketing Agreement was five years, and the parties could agree to renew for additional one-year terms. The Company expensed $319 and $1,185 for the year ended December 31, 2018 and 2017, respectively, under the Terex Cross Marketing Agreement.

Effective December 19, 2014, the Company entered into a Services Agreement with Terex (the “Terex Services Agreement”) that set forth the terms under which Terex would provide certain services to the Company and the Company retained access to certain services provided by Terex and the compensation related thereto. The scope of the Terex Services Agreement covered amongst other items, temporary transition services arising from the transfer of majority ownership to Manitex, third party logistics services for parts fulfillment, warranty and field service and information technology (“IT”) services for both transitional and ongoing services. Unless terminated, the term of the Terex Services Agreement was specific to each service provided, and the parties could agree to renew for additional one-year terms. The Company expensed $175 and $1,261 for the year ended December 31, 2018 and 2017, respectively, under the Terex Services Agreement.

Effective March 27, 2017, the Company entered into a Winddown and Termination of Distribution and Cross Marketing Agreement and Services Agreement with Terex and Manitex (the “Winddown Agreement”). Pursuant to the Winddown Agreement, Terex  continued to provide certain services to the Company following the completion of the IPO under the Terex Cross Marketing Agreement and the Terex Services Agreement, including parts sales, shipment and purchases and parts planning, customer parts phone support, and administrative services, including IT support and accounting input information for parts cost and pricing. Pursuant to the Winddown Agreement, these services continued on a transitional basis. Terex no longer markets ASV machines under the Terex Cross Marketing Agreement and the Company was responsible for marketing all ASV machines to all distribution channels, but Terex  continued to market ASV parts under the Terex Cross Marketing Agreement during the transition period. Pursuant to the Winddown Agreement, the Company was permitted to produce and sell Terex-branded ASV products to existing Terex dealers and continue to use applicable Terex trademarks during the transition period and will also be permitted to do so for one year after termination of the Winddown Agreement. The Company had the right to terminate any service related to parts sales and distribution upon six months’ notice to Terex, and the Company also had the right to terminate all services upon six months’ notice to Terex. After one year from the date of the Winddown Agreement, Terex also had the right to terminate services upon six months’ notice. In no event would the services continue beyond December 19, 2019.

The Winddown Agreement did not immediately terminate the Terex Cross Marketing Agreement of the Terex Services Agreement, each of which remained in effect until terminated in accordance with the Winddown Agreement. By notice dated October 5, 2017, the Company provided notice to Terex and Manitex of the termination, effective April 5, 2018, of all services provided by Terex thereunder. Such notice also indicated that, also effective as of April 5, 2018, the Terex Cross Marketing Agreement and Terex Services Agreement would also be deemed terminated.

Included in the Company’s Statements of Operations are sales to Terex of $108 and $267 for the year ended December 31, 2018 and 2017, respectively. Also included are sales to Manitex of $3 and $25 for the year ended December 31, 2018 and 2017, respectively. The Company recorded purchases from Terex of $5,899 and $6,454 for the year ended December 31, 2018 and 2017, respectively, which are primarily for shared freight services. The Company also recorded charges for insurance and employee benefit costs from Manitex of $0 and $2,701 for the year ended December 31, 2018 and 2017, respectively.

Receivables from affiliates include $5 due from Terex and $2 due from Manitex (total $7) at December 31, 2018, and $67 due from Terex and $9 due from Manitex (total $76) at December 31, 2017.

Payables from affiliates includes $480 due to Terex and $0 due to Manitex at December 31, 2018, and $1,037 due to Terex and $26 due to Manitex (total $1,063) at December 31, 2017.

Note 14. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our chief executive officer.

The chief executive officer reviews financial information for purposes of allocating resources and evaluating financial performance. We have one business activity, the sales of machines and related parts, and we operate as a single operating and reportable segment.

Revenue by geographic area consisted of the following for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018		2017
	Percent of Total	Amount	Percent of Total	Amount
United States	74%	$93,926	70%	$86,747
Australia	16%	20,656	20%	24,504
Other	10%	12,998	10%	12,089
Total	100%	$127,580	100%	$123,340

All of our long-lived assets are located in the United States and Canada.

Note 15. Supplemental Cash Flow Information

Interest and income taxes paid during the years ended December 31, 2018 and 2017 are as follows:

	For the Year Ended December 31,
	2018	2017
Interest paid in cash	$1,741	$2,845
Income tax payments in cash	$99	$912

The Company settled an accrued liability in exchange for stock during period ended March 31, 2018 with a fair value of $79, which resulted in a non-cash decrease in accrued liabilities and increase in stockholders’ equity.

Note 16. Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. The provisions of ASU 2017-04 are effective for all public entity’s annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2017-04 in the fourth quarter of 2018 and performed a Step I goodwill impairment test, resulting in a full impairment charge. Refer to Note 5, Goodwill and Intangible Assets, Net for further information.

Recent Accounting Pronouncements – Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. The guidance for lessors is largely unchanged from current U.S. GAAP. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The effective date will be the first quarter of fiscal 2020, for emerging growth companies, with early adoption permitted. The Company plans to early adopt using the modified retrospective method, upon its effective date of January 1, 2019.  The most significant impact relates to our accounting for our distribution center lease.  We anticipate the impact of the adoption will to recognize right of use asset and lease liability of approximately $1.1 million as of January 1, 2019.   The adoption of this standard is not expected to have an impact on the Company’s cash flow. Our conclusions are preliminary and subject to changes as we finalize our analysis.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230): Statement of Cash Flows” (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2018, for the Company, an emerging growth company. The Company is currently evaluating the impact that this standard will have on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting.” This ASU is intended to provide guidance about which changes to the terms or conditions on a share-based payment award require an entity to apply modification accounting. This new standard is effective for reporting periods beginning after December 15, 2018, and interim periods within that reporting period, for the Company, an emerging growth company, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Except as noted above, the guidance issued by the FASB during the current period is not expected to have a material effect on the Company’s financial statements.

Note 17. Subsequent Events

On March 28, 2019, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement with PNC Bank, National Association, as administrative agent (“PNC”), described in Note 9, “Debt”. The principal modification to the Amended and Restated Credit Agreement resulting from the Second Amendment replaces the maximum leverage ratio requirements for 2019 with a minimum EBITDA covenant and beginning in March of 2020, removes the minimum EBITDA covenant and reverts to a leverage ratio requirement of 2.75 to 1.00, which shall step down to 2.25 to 1.00 by September 30, 2020.  In addition, the applicable margin for each advance under the credit agreement was increased by 50 basis points for the period from March 28, 2019 until the first business day following receipt by PNC of the Company’s certificate of compliance with the applicable leverage ratio for the quarter ended March 31, 2020 and the inventory sub-limit was increased to $18 million.