Form 10-K/A
period 2018-12-31
ASV HOLDINGS, INC.
filed 2019-04-11
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

No documents are incorporated by reference into this Amendment No. 1 on Form 10-K/A. Certain information required by Part III of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019, has been incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 13, 2019.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K filed by ASV Holdings, Inc. on March 29, 2019 (the “Annual Report”) is being filed solely to correct a typographical error in the date of the Report of Independent Registered Public Accounting Firm of UHY LLP. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment No. 1.

The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Annual Report and does not modify or update the disclosures therein, except as specifically identified above.

EXHIBIT INDEX

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

Company Name

Date: April 11, 2019	By:	/s/ Andrew M. Rooke
Andrew M. Rooke
Chief Executive Officer

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

March 22, 2018

5