Form 10-Q
period 2019-03-31
ASV HOLDINGS, INC.
filed 2019-05-02
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ASV	NASDAQ Capital Market

As of April 29, 2019, the registrant had 9,897,208 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ASV Holdings, Inc.

Condensed Balance Sheets

(In thousands, except par value)

	March 31,	December 31,
	2019	2018
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$1,232	$2
Accounts receivable, net	18,044	18,462
Receivables from affiliates	23	7
Income tax receivable	840	840
Inventory, net	37,969	34,055
Prepaid income tax	43	43
Prepaid expenses and other	437	593
Total current assets	58,588	54,002
Property, plant and equipment, net	12,298	12,662
Operating lease assets, net	977	—
Intangible assets, net	20,094	20,730
Other long-term assets	339	237
Total assets	$92,296	$87,631

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - current portion	$2,991	$2,991
Trade accounts payable	17,825	18,834
Payables to affiliates	416	480
Accrued compensation and benefits	903	1,394
Accrued warranties	1,489	1,584
Operating lease liability- current portion	238	—
Accrued other current liabilities	1,163	1,405
Total current liabilities	25,025	26,688
Revolving loan facility	22,707	16,026
Notes payable - long term, net	9,621	10,159
Operating lease liability- long term	796	—
Other long-term liabilities	644	727
Total liabilities	58,793	53,600

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000 authorized, none outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 50,000 authorized, 9,897 and 9,851 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	66,003	65,794
Accumulated deficit	(32,510)	(31,773)
Total Stockholders' Equity	33,503	34,031

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,296	$87,631

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Operations

(In thousands, except par value and per share data)

	For the Three Months Ended March 31,
	2019	2018
	Unaudited	Unaudited
Net sales	$27,338	$29,870
Cost of goods sold	23,903	25,928
Gross profit	3,435	3,942
Research and development costs	493	471
Selling, general and administrative expense	3,136	3,407
Operating (loss) income	(194)	64
Other income (expense)
Interest expense	(551)	(458)
Other income (expense)	8	6
Total other expense	(543)	(452)
Loss before income taxes	(737)	(388)
Income tax expense (benefit)	—	(81)
Net loss	$(737)	$(307)
Earnings per share:
Basic net loss per share of common stock	$(0.07)	$(0.03)
Diluted net loss per share of common stock	$(0.07)	$(0.03)
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	9,863	9,816
Diluted weighted average common shares outstanding	9,863	9,816

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except per share data)

	Common Stock		Additional Paid-in		Total Stockholders'
	Shares	Amounts	Capital	Retained Earnings	Equity
Balances, December 31, 2017	9,806	10	65,434	357	65,801
Stock-based compensation expense	-	-	196	-	196
Incentive plan grant	18	-	-	-	-
Repurchase to satisfy withholding and cancelled	(6)	-	(52)	-	(52)
Net loss	-	-	-	(307)	(307)
Balances, March 31, 2018	9,818	10	65,578	50	65,638

	Common Stock		Additional Paid-in		Total Stockholders'
	Shares	Amounts	Capital	Accumulated Deficit	Equity
Balances, December 31, 2018	9,851	10	65,794	(31,773)	34,031
Stock-based compensation expense	-	-	218	-	218
Incentive plan grant	49	-	-	-	-
Repurchase to satisfy withholding and cancelled	(3)	-	(9)	-	(9)
Net loss	-	-	-	(737)	(737)
Balances, March 31, 2019	9,897	10	66,003	(32,510)	33,503

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Cash Flows

(In thousands)

	For the Three Months Ended March 31,
	2019	2018
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net loss	$(737)	$(307)
Adjustments to reconcile to net income to net cash
provided by operating activities:
Depreciation	579	547
Amortization	637	637
Share-based compensation	136	149
Loss on sale of fixed assets	1	35
Amortization of deferred finance cost	42	—
Bad debt expense	3	37
Inventory Reserves	—	93
Changes in operating assets and liabilities
Accounts receivable	415	1,195
Net accounts receivable/payable from affiliates	(79)	180
Inventory	(3,943)	(1,464)
Prepaid income tax	—	—
Prepaid expenses	156	165
Operating lease asset and liabilities	56	—
Trade accounts payable	(1,009)	(574)
Accrued expenses	(747)	(844)
Tax payable	—	—
Other long-term liabilities	(85)	(50)

Net cash used in operating activities	(4,575)	(201)

INVESTING ACTIVITIES
Purchase of property and equipment	(185)	(330)

Net cash used in investing activities	(185)	(330)

FINANCING ACTIVITIES
Principal payments on term debt	(502)	(500)
Debt issuance costs incurred	(180)	—
Shares repurchased for income tax withholding on share-based compensation	(9)	(51)
Net borrowings (payments) on revolving credit facilities	6,681	1,083

Net cash provided by financing activities	5,990	532

NET CHANGE IN CASH	1,230	1

Cash at beginning of period	2	3

Cash at end of period	$1,232	$4

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and have been consistently applied. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The unaudited financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require the Company to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. The Company evaluates estimates used in preparation of the accompanying financial statements on a continual basis. We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of the audited financial statements for the year ended December 31, 2018 included in the Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 11, “Recent Accounting Pronouncements.”

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

The balance of the allowance for doubtful accounts was $112 and $109 at March 31, 2019 and December 31, 2018, respectively.

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

The Company is estimating an annual effective tax rate of 18.3% (excluding discrete items) for the year ending December 31, 2019. Our effective tax rate is affected by recurring items such as state and local taxes, a reduced federal tax rate for foreign derived intangible income and federal research and development credits.

For the three months ended March 31, 2019, the Company did not record an income tax benefit on its pre-tax loss of $(737) pursuant to the authoritative accounting literature prescribed in ASC 740-27-30-30 through 33.

For the three months ended March 31, 2018, the Company recorded an income tax benefit of $(81),  which consists of a federal and state income tax benefit on its pre-tax loss of $(388).

At March 31, 2019, the Company did not have any uncertain tax positions.  The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the accompanying Statement of Income.

Concentrations of Business and Credit Risk

Caterpillar Inc., an OEM customer, and CEG Distributions PTY Ltd., the Company’s Australian master distributor, accounted for 24% and 26% of the Company’s Net Sales for the three months ended March 31, 2019 and 2018 respectively, as well as 56% of the Company’s Accounts Receivable at March 31, 2019.

Sales by major customer consisted of the following for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2019		2018
	Percent		Percent
	of Total	Amount	of Total	Amount
Caterpillar	17%	$4,665	16%	$4,822
CEG Distributions PTY Ltd.	7%	1,836	10%	2,895
Other	76%	20,837	74%	22,153

Total	100%	$27,338	100%	$29,870

Any disruptions to these two customer relationships could have adverse effects on the Company’s financial results. The Company manages dealer and OEM concentration risk by evaluating in advance the financial condition and creditworthiness of its dealers and OEM customers. The Company establishes an allowance for doubtful accounts receivable, if needed, based upon expected collectability.  Any reserves established for doubtful accounts is re-evaluated on a case-by-case basis when it is believed the payment of specific amounts owed to us is unlikely to occur. The Company has secured a credit insurance policy for certain accounts with a policy limit of liability of not more than $8,600.

Revenue by geographic area consisted of the following for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019		2018
	Percent		Percent
	of Total	Amount	of Total	Amount
United States	84%	$22,950	79%	$23,627
Australia	10%	2,633	11%	3,361
Other	6%	1,755	10%	2,882

Total	100%	$27,338	100%	$29,870

Note 3. Inventory

Inventory consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Raw materials and supplies	$22,348	$20,897
Work in process	54	36
Finished equipment and replacement parts	15,567	13,122

	$37,969	$34,055

Note 4. Intangible Assets

Intangible assets, net comprised the following as of March 31, 2019:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(3,593)	$4,407
Tradename and trademarks	25	7,000	(1,198)	5,802
Customer relationships	11	16,000	(6,115)	9,885

	12	$31,000	$(10,906)	$20,094

Intangible assets, net comprised the following as of December 31, 2018:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
.	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(3,227)	$4,773
Tradename and trademarks	25	7,000	(1,128)	5,872
Customer relationships	11	16,000	(5,915)	10,085

	12	$31,000	$(10,270)	$20,730

Amortization of other intangible assets for the three months ended March 31, 2019 and 2018 was $637.

Note 5. Accrued Warranties

The following table provides the changes in the Company’s product warranties:

	Three Months Ended March 31,	Three Months Ended December 31,
	2019	2018
Product warranty accrual balance, beginning of period	$1,584	$1,600
Liabilities accrued for warranties during the period	254	292
Warranty claims paid during the period	(381)	(355)
Changes in estimates	32	47
Product warranty accrual balance, end of period	$1,489	$1,584

Note 6. Debt

Loan Facilities

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

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) up to 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c) the lesser of (I) 95% of Eligible CAT Receivables, or $8,600 plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $18,000 less outstanding letters of credit and any reasonable reserves as established by the bank.  At March 31, 2019, the maximum the Company could borrow based on available collateral was capped at $26,640.

At March 31, 2019, the Company had drawn $22,707 under the $35,000 revolving loan facility. The Company can opt to pay interest on the revolving credit facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The domestic rate spread is initially fixed at 1.00% for revolving loan advances until delivery of certain reporting documents with respect to fiscal quarter ending March 31, 2018, at which point it ranges from 1.00% to 1.5% depending on the Average Undrawn Availability (as defined in the Amended and Restated Credit Agreement).  The LIBOR spread is initially fixed at 2.00% for revolving loan advances until delivery of the same reporting documents, at which point it ranges from 2.00% to 2.5% depending on the Average Undrawn Availability.   Funds borrowed under the LIBOR options can set the borrowing rate for periods of one, two, or three months. The weighted average interest rate for the period ended March 31, 2019 was 5.5%.  Additionally, the bank assesses a 0.25% unused line fee that is payable quarterly.

Term Loan C with PNC

On December 27, 2017 the Company entered into a $15,000 term loan (“Term Loan C”) facility, with PNC as the administrative agent.

At March 31, 2019, the Company had an outstanding balance of $12,500, less $304 debt issuance costs, for net term loan debt of $12,196.  The Company can opt to pay interest on the Term Loan C facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  For term loan advances the domestic rate spread is fixed at 3.75%, and the LIBOR spread is fixed at 4.75%.  Funds borrowed under the LIBOR options can set the borrowing rate for periods of one, two, or three months. The weighted average interest rate for the period ending March 31, 2019 was 7.7%.

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

Covenants

The Company’s indebtedness is collateralized by substantially all of the Company’s assets. The facilities contain customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. The Company is also required to comply with certain financial covenants as defined in the Amended and Restated Credit Agreement. The Company is limited to capital expenditures not to exceed $2,000 in any fiscal year. The revolving credit facility and the term loans require the Company to maintain a Minimum Fixed Charge Coverage ratio of not less than 1.20 to 1.0.  Additionally, the term loans require, as per the Second Amendment, as described above, the Company attains a minimum EBITDA covenant. The Company was in compliance with all covenants when required to be measured during the quarter ended March 31, 2019.

Note 7. Equity

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

The Company awarded a total of 100 restricted stock units to directors and employees under the 2017 Plan during the quarter ended March 31, 2019. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following table contains information regarding restricted stock units:

March 31, 2019
Outstanding on December 31, 2018	77
Units granted during the period	100
Vested and issued, net of repurchase for income tax withholding	(46)
Outstanding on March 31, 2019	131

On January 10, 2019, the Company granted an aggregate of 60 restricted stock units to employees pursuant to the 2017 Plan. Restricted stock units of 20, 20, and 20 vest in 2020, 2021 and 2022, respectively.

On March 11, 2019, the Company granted 39 restricted stock units to directors pursuant to the 2017 Plan. These stock units immediately vested.

On March 11, 2019, the Company granted an aggregate of 1 restricted stock unit to employees pursuant to the 2017 Plan. This stock unit immediately vested.

The value of the restricted stock is being charged to compensation expense over the vesting period and the Company has elected to account for foreitures as they occur. Compensation expense includes expense related to restricted stock units of $136 and $149 for the quarter ended March 31, 2019 and 2018, respectively. Unrecognized compensation expense related to non-vested restricted stock units will be recognized as follows: $274, $238, and $62 for the remainder of 2019, 2020, and 2021, respectively.

Note 8. Commitments and Contingencies

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

Note 9. Leases

The Company has operating leases for its distribution center, research and development facilities, automobiles, and certain equipment. The leases have remaining lease terms of 1 year to 16 years, some of which include options to extend the leases for up to 6 years. The distribution center lease agreement includes both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which can be accounted for as a single lease component. The Company has not elected the practical expedient to group lease and non-lease components for applicable leases.

Leases may include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion. Renewals to extend the lease terms for the distribution center are included in our Right of Use (“ROU”) operating lease assets and lease liabilities as they are reasonably certain of exercise. The renewal options are evaluated with each lease and when they are reasonably certain of exercise, the renewal period is included in our lease term.

As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Certain operating leases for vehicles contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $29. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

The components of lease expense were as follows for the quarter ended March 31, 2019:

Total Operating Lease Cost
Operating lease cost	$62.2

Maturities for all operating lease liabilities are as follows as of March 31, 2019:

Total

2019	$176
2020	237
2021	222
2022	214
2023	163
2024 and thereafter	160
Total lease payments	$1,172
Less: Interest	(138)
Present value of lease liabilities	$1,034

The weighted average remaining lease terms and discount rates for all operating lease were as follows as of March 31, 2019:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)
Leased facilities, equipment and vehicles	3.64

Weighted average discount rate
Leased facilities, equipment and vehicles	5.18%

Supplemental cash flow information related to the Company’s operating leases was as follows for the quarter ended March 31, 2019:

Three Month Period
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$59

Note 10. Related Party Transactions

Included in the Company’s Condensed Statements of Operations are sales to Terex of $28 and $31 for the three months ended March 31, 2019 and 2018, respectively.  Also included are sales to Manitex of $1 and $0 for the three months ended March 31, 2019 and 2018, respectively. The Company recorded purchases from Terex of $1,542 and $2,182 for the three months ended March 31, 2019 and 2018, respectively, which are primarily for shared freight services. The Company also expensed $300 and $242 under a Terex Cross Marketing Agreement and Terex Services Agreement respectively, for the three-month period ended March 31, 2018.

Receivables from affiliates include $22 due from Terex March 31, 2019, and $30 due from Terex and $3 due from Manitex (total $33) at December 31, 2018.

Payables to affiliates includes $416 due to Terex March 31, 2019, and $1,200 due to Terex at December 31, 2018.

Note 11. Recent Accounting Pronouncements

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (“ROU”) assets of $1.0 million and lease liabilities of $1.0 million. The adoption of ASC 842 had an immaterial impact on our Condensed Statements of Operations and Condensed Statements of Cash Flows for the three-month period ended March 31, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.

Additional information and disclosures required by the new standard are contained in Note 9, Leases.

January 1, 2019, the Company adopted the FASB ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230): Statement of Cash Flows” (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2018, for emerging growth companies. This had no effect on the Company’s financial statements.

January 1, 2019, the Company adopted the FASB ASU No. 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting.”  This ASU is intended to provide guidance about which changes to the terms or conditions on a share-based payment

award require an entity to apply modification accounting.   This new standard is effective for reporting periods beginning after December 15, 2018, and interim periods within that reporting period, for emerging growth companies, with early adoption permitted.  This had no effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the caption “Risk Factors,” in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018, in the section entitled “Item 1A. Risk Factors”.

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

Overview

ASV Holdings, Inc. (“ASV” the “Company,” “we,” “our” and/or “us”) designs and manufactures a broad range of high-quality compact track loader (“CTL”) and skid steer loader (“SSL”) equipment, marketed through a distribution network in North America, Australia and New Zealand under the ASV brand. We also serve as a private label original equipment manufacturer (“OEM”) for several manufacturers.  Our products are used principally in the construction, agricultural and forestry industries. As a full-service manufacturer, we provide pre- and post-sale dealer support, after-sale technical support and replacement parts supplied from our dedicated logistics center. We also supply a limited version of our assembled undercarriage sets that exclude the suspension to Caterpillar for three versions of Caterpillar’s multi-terrain CTL machines marketed under the CAT brand under a supply contract with Caterpillar.

Business Outlook

A number of economic indicators that we believe are relevant to our industry and products have largely been trending favorably, although housing starts slowed over the last three quarters raising concerns over the effect of higher interest rates and higher prices. A primary driver of demand for our CTL and SSL products is the United States housing market, where the level of new housing starts continues to be below pre-2007 levels. Since 2009, according to the U.S. Census Bureau, new housing starts have incrementally increased to a seasonally adjusted annual rate of 1.1 million units in March 2019 from approximately 0.5 million in October 2009.  The preliminary March 2019 rate of 1.1 million was 14.2% below the March 2018 rate.

Construction spending in the United States is also experiencing growth. The U.S. Census Bureau reported on April 1, 2019 that total construction spending during February 2019 was estimated at a seasonally adjusted annual rate of $1.3 trillion, 1.1% above the February 2018 estimate. For the first two months of 2019, construction spending was 1.4% above the same period in 2018.

The rental sector is another important market for our products and is recording positive growth that is expected to continue. The five-year forecast from the ARA Rental Market Monitor, updated in February 2019, predicted total rental revenue in the U.S. is expected to grow by 5.0% in 2019 to reach $43.5 billion, 4.5% in 2020, 4.7% in 2021 and 4.4% in 2022. This is a sector of the economy that we are actively targeting with our products.

Outside North America, our largest market is Australia. The Australian Bureau of Statistics in March 2019 reported GDP growth of 2.3% in 2018, which however, reflected a slowing to 0.2% in the December 2018 quarter. The lower rate of growth in the final quarter was influenced by soft household spending and a decline in dwelling investment.

The economies of the markets to which we sell our products have for the past few years operated with interest rates at historically low levels. Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures which in turn affects sales of our products that serve these activities. Interest rate changes also affect the ability of dealers to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. In the United States, during 2017 and 2018, the Federal Reserve continued increasing interest rates from their historically low levels. In 2018, the Federal Reserve increased its benchmark rate four times, in March, June, September and December.  The rate is now at a range of 2.25% to 2.5%. Increases in interest rates could negatively impact our sales and create supply chain inefficiencies.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

For the three months ended March 31, 2019, the Company had a net loss of $(0.7) million compared to a net loss of $(0.3) million for the three months ended March 31, 2018.

For the three months ended March 31, 2019, the net loss of $(0.7) million consisted of revenue of $27.3 million, cost of sales of $23.9 million, research and development costs of $0.5 million, selling, general and administrative (“SG&A”) expenses of $3.1 million, and interest expense of $0.6 million.

For the three months ended March 31, 2018, the net loss of $(0.3) million consisted of revenue of $29.9 million, cost of sales of $25.9 million, research and development costs of $0.5 million, SG&A expenses of $3.4 million, interest expense of $0.5 million, and an income tax benefit of $0.1 million.

Net Sales: For the three months ended March 31, 2019, net sales were $27.3 million, a decrease of approximately $2.5 million or 8.5% of net sales of $29.9 million for the same period in 2018.  The decrease in net sales is attributable to a decrease in sales of machines of $2.5 million, and a decrease in sales of undercarriages to Caterpillar of $0.6 million, offset by an increase in aftermarket parts and other sales of $0.6 million.

Total machine sales revenues declined 12% from the prior period, a combination of lower unit volumes and higher price.  Adverse weather conditions across the United States and continued engine supply constraints, which limited production of certain models, impacted our shipments into North America.  Sales to Australia, where economic growth has recently slowed, were also down for the period, accounting for approximately 32.8% of the year over year volume reduction.

We benefited from favorable pricing and product mix in the period, which partially offset the volume decline.  Price increases effective January 1, 2019, combined with the continued steel surcharge pricing implemented in May of 2018, provided a pricing benefit of approximately $1.4 million in the period. Favorable product mix provided a benefit of approximately $1.6 million in the period.

We added a net seven North America dealer and rental locations during the period, bringing the overall number to 293, compared to 248 locations at the end of the same period in 2018. Same store sales for the quarter were down 9.6%.

Parts and other sales for the three months ended March 31, 2019 increased $0.6 million compared to the same period in 2018. Parts as a percentage of total sales was 24.7% and 20.3%, for the three months ended March 31, 2019 and 2018, respectively.

Gross Profit: For the three months ended March 31, 2019, our gross profit was $3.4 million or 12.6% of net sales compared to $3.9 million or 13.2% of net sales for the same period in 2018. Under absorption of costs and plant inefficiencies, primarily as a result of lower volume and continued engine supply constraints combined with favorable benefits realized during first quarter 2018 negatively impacted gross profit in the period.  Favorable machine pricing of $1.4 million, combined with both the positive and negative volume impacts of parts, undercarriages and machine sales offset the estimated $1.0 million in year over year increased input costs during the period.  Cost reduction projects implemented in quarter one of 2019 contributed approximately $0.3 million in margin benefit for the period as well as the 2018 period being adversely impacted by $0.6 million of costs associated with the re-location of our aftermarket parts distribution center.

Research and Development: Research and development expense was $0.5 million or 1.8% of net sales for the three months ended March 31, 2019, compared to $0.5 million or 1.7% of net sales for the same period in 2018.

Selling, general and administrative expense: SG&A expense for the three months ended March 31, 2019 was $3.1 million or 11.5% of net sales, compared to $3.4 million, or 11.4% of net sales, for the comparable period in 2018, a decrease of approximately $0.27 million or 8.0%, respectively. The primary contributing factor to the decrease was the elimination of selling expenses for aftermarket parts paid to Terex during the same period in 2018 following the relocation of that activity to our own facility. This benefit was partially offset by increases in marketing and advertising, including the introduction from the start of 2019 of a co-op advertising program for our dealer network to promote the brand.

Operating Income: For the three months ended March 31, 2019, our operating loss was $(0.2) million or (0.7)% of net sales, compared to operating income of $0.1 million or 0.3% of net sales for the same period in 2018. Operating income decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2019, was $0.6 million compared to $0.5 million for the same period in 2018.

Tax: For the three months ended March 31, 2019, the Company recorded no tax. For the three months ended March 31, 2018, a tax benefit of $0.1 million was recorded.

Net loss: For the three months ended March 31, 2019, our net loss was $(0.7) million compared to a net loss of $(0.3) million for the same period in 2018.

EBITDA: EBITDA totaled $1.0 million or 3.7% of net sales for the three months ended March 31, 2019 compared to $1.2 million or 4.2% of net sales for the same period in 2018.

The decrease in EBITDA for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 resulted from an increased net loss of $0.4 million, which included the effects of increased interest charges of $0.1 million and a reduced tax benefit of $0.1 million.

The table below sets forth a reconciliation of net income to EBITDA (in thousands of dollars) :

	For the Three Months Ended March 31,
	2019	2018
Net income	$(738)	$(307)
Interest expense	551	458
Depreciation & amortization	1,216	1,184
Other (income) expense	(8)	(6)
Income tax (benefit) expense	-	(81)
EBITDA (1)	$1,021	$1,248
% of Sales	3.7%	4.2%

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

Liquidity and Capital Resources

We fund our business activities by utilizing a revolving credit facility, a term loan for financing, and cash generated from operations. In connection with our revolving credit facility, in October 2018 the Company entered into an amendment which included revisions to the definition of EBITDA, an increase in the allowance of certain foreign receivables and a change to the required leverage ratio. On March 28, 2019, the Company entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement with PNC Bank, National Association, as administrative agent (“PNC”), described in Note 6, “Debt”. The principal modification to the Amended and Restated Credit Agreement resulting from the Second Amendment replaces the maximum leverage ratio requirements for 2019 with a minimum EBITDA covenant and beginning in March of 2020, removes the minimum EBITDA covenant and reverts to a leverage ratio requirement of 2.75 to 1.00, which shall step down to 2.25 to 1.00 by September 30, 2020. In addition, the applicable margin for each advance under the credit agreement was increased by 50 basis points for the period from March 28, 2019 until the first business day following receipt by PNC of the Company’s certificate of compliance with the applicable leverage ratio for the quarter ended March 31, 2020 and the inventory sub-limit was increased to $18 million.

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

Cash Flows

Three Months Ended March 31, 2019

Operating activities consumed $4.6 million of cash for the three months ended March 31, 2019, comprised of net loss of $(0.7) million, non-cash items that totaled $1.4 million and changes in assets and liabilities, which consumed $5.2 million. The principal non-cash items are depreciation and amortization of $1.2 million and share-based compensation of $0.1 million.

The changes in assets and liabilities consumed $5.2 million. The changes in assets and liabilities had the following impact on cash flows: Accounts receivable generated $0.4 million, trade receivables/payables from affiliates consumed $0.1 million, inventory consumed $3.9 million, trade accounts payable consumed $1.0 million, accrued expenses consumed $0.7 million and other long-term liabilities consumed $0.1 million.  The increase in accounts receivable is principally due to customer mix. Days sales outstanding at March 31, 2019 were 42 days, compared to 44 days at December 31, 2018. Inventory has increased as input costs rise, we continue to secure long lead time production components for future builds, and we maintain a larger finished goods machine inventory to satisfy demand.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the three months ended March 31, 2019 consumed $0.2 million of cash. We consumed $0.2 million of cash to purchase machinery and equipment and tooling for Tier IV product launches.

Financing activities generated $6.0 million in cash for the three months ended March 31, 2019. Cash was generated by increased borrowing under the revolving credit facilities of $6.7 million, offset by the use of $0.5 million of cash for principal payments on debt.

Three Months Ended March 31, 2018

Operating activities consumed $0.2 million of cash for the three months ended March 31, 2018 comprised of a net loss of $(0.3) million, non-cash items that totaled $1.4 million and changes in assets and liabilities, which consumed $1.4 million. The principal non-cash items are depreciation and amortization of $1.2 million, share-based compensation of $0.1 million, and an increase of inventory reserves of $0.1 million.

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

Investing activities for the three months ended March 31, 2018 consumed $0.3 million of cash.  We consumed $0.3 million of cash to purchase machinery and equipment, principally related to tooling for Tier IV, information technology system upgrades and building improvements.

Financing activities generated $0.5 million in cash for the three months ended March 31, 2018. Cash was generated by increased borrowing under the revolving credit facilities of $1.0 million, offset by the use of $0.5 million of cash for principal payments on debt and $0.2 million of debt issuance costs incurred.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. The Company adopted ASC 2016-02 Leases (Topic 842) during the period.  There have been no other significant changes to our critical accounting policies that are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements

At March 31, 2019 we had $0.2 million of standby letters of credit outstanding. PNC Bank has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under our workers’ compensation insurance policies.

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

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the PNC prime rate and LIBOR. At March 31, 2019, we had approximately $35.2 million of variable rate debt with a weighted average interest rate of approximately 6.3%. An increase of 1% in our average floating interest rates at March 31, 2019 would increase interest expense by approximately $0.4 million.

Commodities Risk

We purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major part of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. The prices we pay for raw materials used in our products may be impacted by tariffs. On March 8, 2018, the Trump administration signed an order that imposed a tariff of 25% on steel that went into effect on March 23, 2018. As a result of this tariff, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material prices on to dealers, our margins could be adversely affected, and it could have a material adverse effect on our business. Changes in input costs had a significant effect on our operating performance in 2018, as input prices, and steel components in particular, increased significantly, driven by the above-mentioned tariffs and higher levels of market demand driving increased prices. During 2018 and continuing into 2019, we have implemented re-engineering and re-sourcing actions to help avoid these increases and have also implemented surcharge price increases to recover steel increases. In the first quarter of 2019 these activities benefited gross margin by $0.3 million.

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

Raw Materials and Component Products

The Company’s operating philosophy is to design, source, integrate, quantitatively assess, assemble, ship and integrate product from parts and systems available from third parties and our key suppliers include Kubota, Perkins, Cummins and Deutz. Consequently, we purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major component of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. The prices we pay for raw materials used in our products may be impacted by tariffs. On March 8, 2018, the Trump administration signed an order that imposed a tariff of 25% on steel (Section 232 Tariff) that went into effect on March 23, 2018, and in September 2018 a further 10% on many other products imported from China (Section 301 Tariff). An additional 15% increase to the Section 301 Tariff proposed to be effective March 1, 2019, has currently been indefinitely delayed. As a result of these tariffs, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material prices on to dealers, our margins could be adversely affected, and it could have a material adverse effect on our business. Changes in input costs had a significant effect on our operating performance in 2018, as input prices, and steel components in particular, increased significantly, driven by the above-mentioned tariffs and higher levels of market demand driving increased prices. During the year we have implemented re-engineering and re-sourcing actions to help avoid these increases and have also implemented surcharge price increases to recover steel increases. In the first quarter of 2019, the Company implemented price increases on machines and aftermarket parts targeted to offset the significant cost increases incurred during 2018.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, the Company implemented ASU 2016-02, Leases. Although the adoption of the new accounting standard did not have a material impact on our Condensed Statement of Operations or Condensed Statements of Cash Flows for the three-month period ended March 31, 2019, we did implement changes to our internal controls related to the implementation of the lease accounting standard. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our lease categories and implementing a standard procedure to calculate operating lease assets and lease liabilities values for our leases. There were no other changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings, including the proceeding before the National Labor Relations Board described in “Risk Factors–Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and as further described below.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

10.2

Second Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of March 28, 2019 by and among ASV Holdings, Inc., the Loan Parties thereto, the Lenders and PNC Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 29, 2019).

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

ASV Holdings, Inc.

Date: May 2, 2019	By:	/s/ Andrew M. Rooke
Andrew M. Rooke
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2019	By:	/s/ Melissa K. How
Melissa K. How
CFO and Secretary (Principal Financial and Accounting Officer)