Form 10-K/A
period 2018-12-31
ASV HOLDINGS, INC.
filed 2019-05-23
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Securities registered pursuant to Section 12(b) of the Act:

The number of shares of Registrant’s Common Stock outstanding as of March 26, 2019 was 9,896,878.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 13, 2019, are incorporated by reference into Part III of this Annual Report.

i

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to the Annual Report on Form 10-K originally filed by ASV Holdings, Inc. (the “Company”) on March 29, 2019 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”) is being filed (i) to include the complete text under Item 8 of Part II, which was previously amended in our Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) filed with the SEC on April 11, 2019 solely to correct a typographical error in the date of the Report of Independent Registered Public Accounting Firm of UHY LLP but which did not include the complete financial statements, and (ii) to amend Item 9A of Part II to include management’s report on the effectiveness of the Company’s internal control over financial reporting.

In addition to the complete financial statements being re-filed in Item 15 of Part IV in connection with the amendment to Item 8 of Part II, new certifications by the Company’s principal executive officer and principal financial officer are also included herein as exhibits to this Amendment No. 2, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As described above, this Amendment No. 2 does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 2 speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ii

iii

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm accordingly, such an attestation has not been obtained or included in this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of the Company's assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on those portions of the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) that we believed to be applicable to us as a smaller reporting company and emerging growth company. Based on this evaluation, management concluded that the Company's internal controls over financial reporting were effective at the reasonable assurance level as of December 31, 2018 and did not identify any material weaknesses.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

1

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of the report:
(1)	Financial statements. The required financial statements and notes thereto are presented starting on page F-1 of this Annual Report.
(2)	Financial statement schedules. All financial statement schedules are omitted because the required information is included in the financial statements or notes thereto.
(3)	Exhibits. See note below under (b).
(b)

Exhibits. The exhibits listed in Part IV, Item 15. “Exhibits, Financial Statement Schedules” of the Original Report were filed or incorporated by reference as part of the Original Report.  The exhibits listed in the Exhibit Index below are filed herewith in accordance with Rule 12b-15 of the Exchange Act.

2

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Label Linkbase Document
*	Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASV HOLDINGS, INC.

Date: May 23, 2019	By:	/s/ Andrew M. Rooke
Andrew M. Rooke
Chief Executive Officer

4

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