Form 10-K/A
period 2018-12-31
ASV HOLDINGS, INC.
filed 2019-05-31
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

i

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment No. 3”) to the Annual Report on Form 10-K originally filed by ASV Holdings, Inc. (the “Company”) on March 29, 2019 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”) is being filed to amend and restate the Amendment No. 2 on Form 10-K/A to the Original Report filed on May 23, 2019 with the SEC (i) to include the complete text under Item 8 of Part II, which was previously amended in our Amendment No. 1 on Form 10-K/A filed with the SEC on April 11, 2019 solely to correct a typographical error in the date of the Report of Independent Registered Public Accounting Firm of UHY LLP but which did not include the complete financial statements, and (ii) to amend Item 9A of Part II to include management’s report on the effectiveness of the Company’s internal control over financial reporting.

In addition to the complete financial statements being re-filed in Item 15 of Part IV in connection with the amendment to Item 8 of Part II, new certifications by the Company’s principal executive officer and principal financial officer are also included herein as exhibits to this Amendment No. 3, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As described above, this Amendment No. 3 does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 3 speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amendment No. 3 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this evaluation, management concluded that the Company's internal controls over financial reporting were effective at the reasonable assurance level as of December 31, 2018 and did not identify any material weaknesses.

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

ASV HOLDINGS, INC.

Date: May 31, 2019	By:	/s/ Andrew M. Rooke
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