Form 10-Q
period 2019-06-30
ASV HOLDINGS, INC.
filed 2019-07-31
CIK 1690881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 29, 2019, the registrant had 9,909,858 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ASV Holdings, Inc.

Condensed Balance Sheets

(In thousands, except par value)

	June 30,	December 31,
	2019	2018
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$8	$2
Accounts receivable, net	15,594	18,462
Receivables from affiliates	26	7
Income tax receivable	—	840
Inventory, net	33,241	34,055
Prepaid income tax	65	43
Prepaid expenses and other	745	593
Total current assets	49,679	54,002
Property, plant and equipment, net	11,862	12,662
Operating lease assets, net	1,054	—
Intangible assets, net	19,457	20,730
Other long-term assets	313	237
Total assets	$82,365	$87,631

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - current portion	$2,012	$2,991
Trade accounts payable	13,352	18,834
Payables to affiliates	—	480
Accrued compensation and benefits	1,296	1,394
Accrued warranties	1,405	1,584
Operating lease liability- current portion	287	—
Accrued other current liabilities	1,710	1,405
Total current liabilities	20,062	26,688
Revolving loan facility	18,315	16,026
Notes payable - long term, net	9,139	10,159
Operating lease liability- long term	827	—
Other long-term liabilities	651	727
Total liabilities	48,994	53,600

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000 authorized, none outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 50,000 authorized, 9,910 and 9,851 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	66,094	65,794
Accumulated deficit	(32,733)	(31,773)
Total Stockholders' Equity	33,371	34,031

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,365	$87,631

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Operations

(In thousands, except par value and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	Unaudited	Unaudited	Unaudited	Unaudited
Net sales	$36,018	$31,860	$63,356	$61,729
Cost of goods sold	31,435	27,603	55,338	53,531
Gross profit	4,583	4,257	8,018	8,198
Research and development costs	523	451	1,015	922
Selling, general and administrative expense	3,713	2,934	6,849	6,341
Operating income	347	872	154	935

Other income (expense)
Interest expense	(570)	(464)	(1,122)	(922)
Other income	—	—	8	7

Total other expense	(570)	(464)	(1,114)	(915)
(Loss) Income before income taxes	(223)	408	(960)	20
Income tax expense (benefit)	—	89	—	8
Net (loss) income	$(223)	$319	$(960)	$12
Earnings per share:
Basic net (loss) income per share of common stock	$(0.02)	$0.03	$(0.10)	$0.00
Diluted net (loss) income per share of common stock	$(0.02)	$0.03	$(0.10)	$0.00
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	9,901	9,823	9,882	9,820
Diluted weighted average common shares outstanding	9,901	9,823	9,882	9,820

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except per share data)

	Common Stock		Additional Paid-in		Total Stockholders'
	Shares	Amounts	Capital	Retained Earnings	Equity
Balances, December 31, 2017	9,806	10	65,434	357	65,801
Stock-based compensation expense	-	-	196	-	196
Incentive plan grant	18	-	-	-	-
Repurchase to satisfy withholding and cancelled	(6)	-	(52)	-	(52)
Net loss	-	-	-	(307)	(307)
Balances, March 31, 2018	9,818	10	65,578	50	65,638
Stock-based compensation expense	-	-	71	-	71
Incentive plan grant	16	-	-	-	-
Repurchase to satisfy withholding and cancelled	-	-	(24)	-	(24)
Net income	-	-	-	319	319
Balances, June 30, 2018	9,834	10	65,625	369	66,004

	Common Stock		Additional Paid-in		Total Stockholders'
	Shares	Amounts	Capital	Accumulated Deficit	Equity
Balances, December 31, 2018	9,851	10	65,794	(31,773)	34,031
Stock-based compensation expense	-	-	218	-	218
Incentive plan grant	49	-	-	-	-
Repurchase to satisfy withholding and cancelled	(3)	-	(9)	-	(9)
Net loss	-	-	-	(737)	(737)
Balances, March 31, 2019	9,897	10	66,003	(32,510)	33,503
Stock-based compensation expense	-	-	91	-	91
Incentive plan grant	13	-	-	-	-
Repurchase to satisfy withholding and cancelled	-	-	-	-	-
Net loss	-	-	-	(223)	(223)
Balances, June 30, 2019	9,910	10	66,094	(32,733)	33,371

The accompanying notes are an integral part of these condensed financial statements.

ASV Holdings, Inc.

Condensed Statements of Cash Flows

(In thousands)

	For the Six Months Ended June 30,
	2019	2018
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net (loss) income	$(960)	$12
Adjustments to reconcile to net income to net cash
provided by operating activities:
Depreciation	1,174	1,129
Amortization	1,273	1,273
Share-based compensation	265	251
Loss on sale of fixed assets	36	1
Amortization of deferred finance cost	89	71
Bad debt expense	(5)	23
Changes in operating assets and liabilities
Accounts receivable	2,873	3,177
Net accounts receivable/payable from affiliates	(498)	(231)
Income tax receivable	840	—
Inventory	744	(4,089)
Prepaid income tax	(22)	(17)
Prepaid expenses	(153)	(69)
Operating lease asset and liabilities	60	—
Trade accounts payable	(5,482)	(90)
Accrued expenses	72	(967)
Other long-term liabilities	(80)	(40)

Net cash provided by operating activities	226	434

INVESTING ACTIVITIES
Purchase of property and equipment	(336)	(501)

Net cash used in investing activities	(336)	(501)

FINANCING ACTIVITIES
Principal payments on term debt	(1,984)	(1,001)
Proceeds from long-term note	—	425
Debt issuance costs incurred	(180)	—
Shares repurchased for income tax withholding on share-based compensation	(9)	(76)
Net borrowings on revolving credit facilities	2,289	720

Net cash provided by financing activities	116	68

NET CHANGE IN CASH	6	1

Cash at beginning of period	2	3

Cash at end of period	$8	$4

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

Agreement and Plan of Merger

On June 26, 2019, ASV entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Yanmar America Corporation, a Georgia corporation (“Yanmar”), Osaka Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Yanmar (“Merger Sub”), and Yanmar Co., Ltd., a company organized under the laws of Japan (“Guarantor”).

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Yanmar.

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company (the “Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (A) shares of Common Stock held in the treasury of the Company and shares of Common Stock owned by Yanmar or any direct or indirect subsidiary of Yanmar (including Merger Sub) which shall automatically be cancelled without any conversion thereof and no payment or distribution shall be made with respect thereto and (B) shares of Common Stock for which appraisal rights have been validly asserted) shall be converted into the right to receive $7.05 per share in cash, without interest (the “Per Share Merger Consideration”). Guarantor has irrevocably and unconditionally guaranteed to the Company the due and punctual payment and performance of (i) Yanmar’s and Merger Sub’s obligations under the Merger Agreement, and (ii) Yanmar’s and Merger Sub’s liability and obligations (including for breach) under the Merger Agreement.

At the Effective Time, any restricted stock units providing for a right to receive shares of Common Stock outstanding immediately prior to the Effective Time that are unvested or are subject to a repurchase option, risk of forfeiture or other condition shall, as of the Effective Time, whether granted prior to the date of the Merger Agreement or granted after the date of the Merger Agreement as permitted by the Merger Agreement, become fully vested and nonforfeitable and shall be cancelled and converted automatically into the right to receive an amount in cash equal to the product of (i) the Merger Consideration multiplied by (ii) the total number of shares of Common Stock subject to such restricted stock units.

The Board of Directors of the Company (the “Board”) has unanimously (i) determined that the Merger Agreement and the Transactions, including the Merger, are advisable and fair to, and in the best interests of, the Company’s stockholders, (ii) approved and declared advisable the Merger Agreement and the Transactions, including the Merger, (iii) approved the execution, delivery and performance by the Company of the Merger Agreement and the consummation of the Transactions, including the Merger, upon the terms and subject to the conditions set forth in the Merger Agreement, (iv) recommended that the stockholders of the Company vote to approve the Transactions, including the Merger, and adopt the Merger Agreement, and (v) directed that the adoption of the Merger Agreement be submitted to a vote of the Company’s stockholders.

The consummation of the Merger (the “Closing”) is subject to certain conditions, including (i) the affirmative vote of the holders of a majority of the outstanding shares of Common Stock (the “Stockholder Approval”), (ii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger and (iii) any waiting period (and any extension thereof) applicable to the consummation of the Merger under applicable foreign, federal or state antitrust, competition or fair-trade laws shall have expired or been terminated. Each of Yanmar’s, Merger Sub’s, and the Company’s obligation to consummate the Merger is also subject to additional customary conditions, including (x) subject to specific standards, the accuracy of the representations and warranties of the other party, (y) performance in all material respects by the other party of its obligations under the Merger Agreement, and (z) with respect to

Yanmar’s and Merger Sub’s obligations to consummate the Merger, the absence of a Company Material Adverse Effect (as defined in the Merger Agreement).

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the earlier of the Closing or the date that the Merger Agreement is terminated in accordance with its terms. Each of Yanmar and Merger Sub has agreed to customary covenants related to treatment of employees and their compensation and benefits after Closing.

The Company is also subject to customary restrictions on its ability to solicit acquisition proposals from third parties, to provide information to, and enter into discussions or negotiations with, third parties regarding alternative acquisition proposals. However, prior to the Stockholder Approval, these restrictions are subject to customary “fiduciary out” provisions that allow, under certain circumstances, (i) the Company to provide information to, and enter into discussions or negotiations with, third parties with respect to an acquisition proposal if the Board determines in good faith, after consultation with and taking into account the advice of, the Company’s financial advisor and outside legal counsel, that such alternative acquisition proposal could reasonably be expected to constitute or result in a Superior Proposal (as defined in the Merger Agreement) and that failure to take such actions would be inconsistent with its fiduciary duties and (ii) the Board to withdraw or change its recommendation in favor of the Merger if a Company Intervening Event (as defined in the Merger Agreement) occurs and as a result thereof it determines that its failure to take such action would be inconsistent with its fiduciary duties. If the Company receives an unsolicited, written acquisition proposal that the Board determines in good faith (after consultation with its outside advisors) is a Superior Proposal (as defined in the Merger Agreement) and determines in good faith (after consultation with its outside legal counsel) that its failure to withdraw or change its recommendation with respect to the Merger would be inconsistent with its fiduciary duties, the Company may terminate the Merger Agreement to enter into a definitive agreement with respect to such Superior Proposal.

The Merger Agreement also includes customary termination provisions for both the Company and Yanmar and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Yanmar a termination fee of $2,650, including if (i) the Company enters into an acquisition agreement with respect to a Superior Proposal prior to obtaining the Stockholder Approval or (ii) the Board changes its recommendation or takes similar actions prior to the meeting of the stockholders. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay to Yanmar up to $500 for expenses incurred by Yanmar. The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, Yanmar will be required to pay to the Company up to $500 for expenses incurred by the Company.

Each party to the Merger Agreement is required to use its reasonable best efforts to take all actions to consummate the Merger.

The Merger Agreement includes customary representations, warranties, and covenants of the Company made solely for the benefit of Yanmar and Merger Sub. The assertions embodied in those representations and warranties were made solely for purposes of allocating risk among the Company, Yanmar and Merger Sub rather than establishing matters of fact and may be subject to important qualifications and limitations agreed to by the Company, Yanmar, and Merger Sub in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). Investors should not rely on the representations, warranties, and covenants or any description thereof as characterizations of the actual state of facts of the Company or any of its subsidiaries or affiliates.

If the Merger is consummated, the Common Stock will be delisted from the Nasdaq Capital Market and deregistered under the Securities Exchange Act of 1934.

Voting Agreement

Concurrently with the execution of the Merger Agreement, on June 26, 2019, A.S.V. Holding, LLC, which is a wholly owned subsidiary of Terex Corporation, Inc. (the “Key Stockholder”) representing approximately 34% of the outstanding Common Stock of the Company entered into a Voting Agreement (the “Voting Agreement”) with Yanmar, pursuant to which, among other things, and subject to the terms and conditions set forth therein, the Key Stockholder agreed to vote its shares of Common Stock in favor of the adoption of the Merger Agreement and against any alternative proposal. The Voting Agreement automatically terminates upon the earliest to occur of (i) the Effective Time, (ii) a change in the Board’s recommendation to stockholders that results from a Company Intervening Event, (iii) the termination of the Merger Agreement, (iv) the election of the Key Stockholder upon any amendment or modification to the Merger Agreement with respect to any terms of the merger consideration, the conditions to the merger or any change to the Merger Agreement that would have a materially adverse impact on the Key Stockholder or (v) the written agreement of the parties to the Voting Agreement.

This summary of the principal terms of the Merger Agreement and the Voting Agreement is intended to provide information regarding the terms of the Merger Agreement and the Voting Agreement and is not intended to modify or supplement any factual disclosures about the Company in its public reports filed with the SEC. In particular, the Merger Agreement and related summary is not intended to be, and should not be relied upon as, disclosure regarding any facts and circumstances relating to the Company. The foregoing description of the Merger Agreement and the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement and the Voting Agreement, copies of which were filed as Exhibit 2.1 and Exhibit 10.1, respectively, to the Company’s Current Report on Form 8-K filed on June 27, 2019.

Compensatory Arrangement

On June 26, 2019, in connection with the Merger, the Board adopted retention bonus agreements (the “Retention Agreements”) that apply to the following executive officers of the Company: Melissa How, Chief Financial Officer, Justin Rupar, Vice President of Sales and Marketing, and Thomas Foster, Vice President of Operations and Supply Chain (collectively, the “Participants”). The purpose of the Retention Agreements is to ensure that the expertise of such Participants is preserved for the benefit of the Company through at least the Effective Time.

Pursuant to the Retention Agreements, each Participant will receive a retention bonus in the event that such Participant (i) remains employed by the Company and performs his or her duties and responsibilities in a satisfactory manner through the earlier of (i) the closing date of the Merger or (ii) the Merger Agreement is terminated in accordance with its terms. If a Participant is terminated for Cause (as such term is defined in each Retention Agreement), such Participant shall not be entitled to receive the retention bonus. Pursuant to their respective Retention Agreements, Ms. How will receive $75 and Messrs. Rupar and Foster will each receive $50.

The foregoing description of the Retention Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Retention Agreements, which is filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 27, 2019.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the SEC. Pursuant to these rules and regulations, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and have been consistently applied. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The unaudited financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

The balance of the allowance for doubtful accounts was $104 and $109 at June 30, 2019 and December 31, 2018, respectively.

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

The Company is estimating an annual effective tax rate of 18.9% (excluding discrete items) for the year ending December 31, 2019. Our effective tax rate is affected by recurring items such as state and local taxes, a reduced federal tax rate for foreign derived intangible income and federal research and development credits.

For the three months ended June 30, 2019, the Company recorded no income tax expense on its pre-tax loss of $(223) pursuant to the authoritative accounting literature prescribed in ASC 740-27-30-30 through 33 as the Company has a year-to-date loss of $(960) through June 30, 2019.

For the three months ended June 30, 2018, the Company recorded an income tax expense of $89, which consists of a federal and state income tax benefit on its pre-tax income of $408.

At June 30, 2019, the Company did not have any uncertain tax positions. The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the accompanying Statement of Income.

Concentrations of Business and Credit Risk

Caterpillar Inc., an OEM customer, and CEG Distributions PTY Ltd., the Company’s Australian master distributor, accounted for 15% and 26% of the Company’s Net Sales for the three months ended June 30, 2019 and 2018 respectively, as well as 44% of the Company’s Accounts Receivable at June 30, 2019. Caterpillar Inc. and CEG Distributions PTY Ltd accounted for 19% and 25% of the Company’s Net Sales for the six months ended June 30, 2019 and 2018 respectively, as well as 71% of the Company’s accounts receivable at December 31, 2018.

Sales by major customer consisted of the following for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2019		2018
	Percent		Percent
	of Total	Amount	of Total	Amount
Caterpillar	10%	$3,631	13%	$3,986
CEG Distributions PTY Ltd.	5%	1,778	13%	4,091
Other	85%	30,609	74%	23,783

Total	100%	$36,018	100%	$31,860

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2019		2018
	Percent		Percent
	of Total	Amount	of Total	Amount

Caterpillar	13%	$8,296	14%	$8,808
CEG Distributions PTY Ltd.	6%	3,614	11%	6,986
Other	81%	51,446	75%	45,935

Total	100%	$63,356	100%	$61,729

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

Revenue by geographic area consisted of the following for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Percent		Percent		Percent		Percent
	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount
United States	80%	$28,764	68%	$21,764	82%	$51,714	74%	$45,390
Australia	8%	2,702	16%	5,063	8%	5,335	13%	8,423
Other	12%	4,552	16%	5,033	10%	6,307	13%	7,916

Total	100%	$36,018	100%	$31,860	100%	$63,356	100%	$61,729

Note 3. Inventory

Inventory consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Raw materials and supplies	$21,229	$20,897
Work in process	36	36
Finished equipment and replacement parts	11,976	13,122

	$33,241	$34,055

Note 4. Intangible Assets

Intangible assets, net comprised the following as of June 30, 2019:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(3,627)	$4,373
Tradename and trademarks	25	7,000	(1,268)	5,732
Customer relationships	11	16,000	(6,648)	9,352

	12	$31,000	$(11,543)	$19,457

Intangible assets, net comprised the following as of December 31, 2018:

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
.	(In Years)	Amount	Amortization	Amount

Patents and unpatented technology	10	$8,000	$(3,227)	$4,773
Tradename and trademarks	25	7,000	(1,128)	5,872
Customer relationships	11	16,000	(5,915)	10,085

	12	$31,000	$(10,270)	$20,730

Amortization of other intangible assets for the six months ended June 30, 2019 and 2018 was $1,273.

Note 5. Accrued Warranties

The following table provides the changes in the Company’s product warranties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Product warranty accrual balance, beginning of period	$1,489	$1,666	$1,584	$1,869
Liabilities accrued for warranties during the period	390	247	644	487
Warranty claims paid during the period	(474)	(311)	(854)	(640)
Changes in estimates	-	52	31	(62)
Product warranty accrual balance, end of period	$1,405	$1,654	$1,405	$1,654

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

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) up to 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c) the lesser of (I) 95% of Eligible CAT Receivables, or $8,600 plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $18,000 less outstanding letters of credit and any reasonable reserves as established by the bank.  At June 30, 2019, the maximum the Company could borrow based on available collateral was capped at $21,789.

At June 30, 2019, the Company had drawn $18,315 under the $35,000 revolving loan facility. The Company can opt to pay interest on the revolving credit facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The domestic rate spread is initially fixed at 1.00% for revolving loan advances until delivery of certain reporting documents with respect to fiscal quarter ending March 31, 2018, at which point it ranges from 1.00% to 1.5% depending on the Average Undrawn Availability (as defined in the Amended and Restated Credit Agreement).  The LIBOR spread is initially fixed at 2.00% for revolving loan advances until delivery of the same reporting documents, at which point it ranges from 2.00% to 2.5% depending on the Average Undrawn Availability.   Funds borrowed under the LIBOR options can set the borrowing rate for periods of one, two, or three months. The weighted average interest rate for the six-month period ended June 30, 2019 was 5.2%.  Additionally, the bank assesses a 0.25% unused line fee that is payable quarterly.

Term Loan C with PNC

On December 27, 2017 the Company entered into a $15,000 term loan (“Term Loan C”) facility, with PNC as the administrative agent.

At June 30, 2019, the Company had an outstanding balance of $11,021, less $283 debt issuance costs, for net term loan debt of $10,738.  The Company can opt to pay interest on the Term Loan C facility at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  For term loan advances the domestic rate spread is fixed at 3.75%, and the LIBOR spread is fixed at 4.75%.  Funds borrowed under the LIBOR options can set the borrowing rate for periods of one, two, or three months. The weighted average interest rate for the six-month period ending June 30, 2019 was 7.7%.

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

Covenants

The Company’s indebtedness is collateralized by substantially all of the Company’s assets. The facilities contain customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. The Company is also required to comply with certain financial covenants as defined in the Amended and Restated Credit Agreement. The Company is limited to capital expenditures not to exceed $2,000 in any fiscal year. The revolving credit facility and the term loans require the Company to maintain a Minimum Fixed Charge Coverage ratio of not less than 1.20 to 1.0.  Additionally, the term loans require, as per the Second Amendment, as described above, the Company attains a minimum EBITDA covenant. The Company was in compliance with all covenants when required to be measured during the quarter ended June 30, 2019.

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

The Company awarded a total of 100 restricted stock units to directors and employees under the 2017 Plan on March 11, 2019. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following table contains information regarding restricted stock units:

June 30, 2019
Outstanding on December 31, 2018	77
Units granted during the period	100
Vested and issued, net of repurchase for income tax withholding	(60)
Outstanding on June 30, 2019	117

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

The value of the restricted stock is being charged to compensation expense over the vesting period and the Company has elected to account for foreitures as they occur. Compensation expense includes expense related to restricted stock units of $129 and $102 for the three months and $265 and $251 for the six months ended June 30, 2019 and 2018, respectively. Unrecognized compensation expense related to non-vested restricted stock units will be recognized as follows: $182, $238, and $62 for the remainder of 2019, 2020, and 2021, respectively.

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

Certain operating leases for vehicles contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $81. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

The components of lease expense were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$66.8	$129.0

Maturities for all operating lease liabilities are as follows:

Total

2019	$148
2020	295
2021	281
2022	242
2023	164
2024 and thereafter	174
Total lease payments	$1,304
Less: Interest	(190)
Present value of lease liabilities	$1,114

The weighted average remaining lease terms and discount rates for all operating lease were as follows as of June 30, 2019:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)
Leased facilities, equipment and vehicles	3.17

Weighted average discount rate
Leased facilities, equipment and vehicles	5.11%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$63	$122

The Company (Lessor) has entered into an agreement with a rental company for a rental share program of certain models of its Compact Track Loaders (CTLs). The term of the agreement is three years. The Lessor will continue to own the equipment in which Lessee will have no interest in the equipment other than the right to possess, insure and use the equipment described in the agreement. Monies received from Lessee are based on rental monies received by the Lessee from a customer for the rental of equipment before deductions. Since the lessee’s payments are not probable, lease income shall be limited to the lesser of the income that would be recognized in accordance with ASC 842-30-25-11(a) through (b) or the lease payments, including variable lease payments, that have been collected from the lessee. The agreement also states that the Lessee has the option to purchase the equipment at the end of the term based on a calculated rate referenced in the agreements. Currently, it is not reasonably certain the Lessee plans to exercise. Based on these criteria, this is considered an operating lease.

Lease income was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Rental Income	$0.01	$0.01

Note 10. Related Party Transactions

Included in the Company’s Condensed Statements of Operations are sales to Terex of $21 and $28 for the three months ended and $48 and $59 for the six months ended June 30, 2019 and 2018, respectively.  Also included are sales to Manitex of $9 and $0 for the three months ended and $10 and $0 for the six months ended June 30, 2019 and 2018, respectively. The Company recorded purchases from Terex of $222 and $1,802 for the three months and $1,764 and $3,984 for the six months ended June 30, 2019 and 2018, respectively, which are primarily for shared freight services. The Company also expensed $319 and $175 under a Terex Cross Marketing Agreement and Terex Services Agreement respectively, for the six-month period ended June 30, 2018.

Receivables from affiliates include $17 due from Terex and $8 due from Manitex at June 30, 2019, and $5 due from Terex and $2 due from Manitex at December 31, 2018.

At June 30, 2019, there were no payables to affiliates. At December 31, 2018, payables of $480 were due to Terex.

Note 11. Recent Accounting Pronouncements

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (“ROU”) assets of $1.0 million and lease liabilities of $1.0 million. The adoption of ASC 842 had an immaterial impact on our Condensed Statements of Operations and Condensed Statements of Cash Flows for the six-month period ended June 30, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the caption “Risk Factors,” in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018, in the section entitled “Item 1A. Risk Factors”, as well as the following factors set forth below:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement with Yanmar; and

•	other risks associated with the Merger, including anticipated tax treatment and unforeseen liabilities

Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Recent Events

Agreement and Plan of Merger

On June 26, 2019, we entered into the Merger Agreement among Yanmar, Merger Sub and Guarantor. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Yanmar. In connection with the Merger Agreement, we also entered into the Voting Agreement and the Retention Agreements. Please see Item 1, Financial Statements-Note 1. “Business Description” of the Quarterly Report on Form 10-Q for a further description of these recent events.

Business Outlook

Economic indicators that we believe are relevant to our industry and products continue to be positive compared to the last few years but the rate of improvement has slowed in North America, while in Australia there has been a more significant slowing in economic activity. A primary driver of demand for our CTL and SSL products is the United States housing market, where the level of new housing starts continues to be below pre-2007 levels. Since 2009, according to the U.S. Census Bureau, new housing starts have incrementally increased to a seasonally adjusted annual rate of 1.25 million units in June 2019 from approximately 0.5 million in October 2009.  The preliminary June 2019 rate of 1.25 million was 6.2% above the June 2018 rate and 0.9% below May 2019.

Construction spending in the United States fell slightly in May, the first drop in six months. The U.S. Census Bureau reported on July 1, 2019 that total construction spending during May 2019 was estimated at a seasonally adjusted annual rate of $1.3 trillion, 2.3% below the May 2018 estimate. For the first five months of 2019, construction spending was 0.3% below the same period in 2018.

The rental sector is another important market for our products and is recording positive growth that is expected to continue. The five-year forecast from the ARA Rental Market Monitor, updated in February 2019, predicted total rental revenue in the United States is expected to grow by 5.0% in 2019 to reach $43.5 billion, 4.5% in 2020, 4.7% in 2021 and 4.4% in 2022. This is a sector of the economy that we are actively targeting with our products.

Outside North America, our largest market is Australia. The Australian Bureau of Statistics in June 2019 reported GDP growth of 0.4% in the first quarter of 2019, which however, reflected a growth of 0.2% from the December 2018 quarter. The lower rate of growth in the first quarter was influenced by uncertainty from the upcoming election, soft household spending and a decline in dwelling investment. Subsequent to the election, the interest rate in Australia has been reduced by 0.5% twice in succession, and is now at 1%, in an effort to stimulate growth.

The economies of the markets to which we sell our products have for the past few years operated with interest rates at historically low levels. Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures which in turn affects sales of our products that serve these activities. Interest rate changes also affect the ability of dealers to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. In the United States, during 2017 and 2018, the Federal Reserve continued increasing interest rates from their historically low levels. In 2018, the Federal Reserve increased its benchmark rate four times, in March, June, September and December.  The rate is now at a range of 2.25% to 2.5%. The latest discussions from the Federal Reserve indicate that a rate cut is more likely than any further increases in the near future.

The prices we paid for raw materials used in manufacturing products have been impacted by tariffs. See “Commodities Risk” for the impact of tariffs on us.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

For the three months ended June 30, 2019, we had net loss of $(0.2) million compared to net income of $0.3 million for the three months ended June 30, 2018.

For the three months ended June 30, 2019, the net loss of $(0.2) million consisted of revenue of $36.0 million, cost of sales of $31.4 million, research and development costs of $0.5 million, selling, general and administrative (“SG&A”) expenses of $3.7 million, interest expense of $0.6 million.

For the three months ended June 30, 2018, the net income of $0.3 million consisted of revenue of $31.9 million, cost of sales of $27.6 million, research and development costs of $0.5 million, SG&A expenses of $2.9 million, interest expense of $0.5 million and an income tax expense of $0.1 million.

Net Sales: For the three months ended June 30, 2019, net sales were $36.0 million, an increase of approximately $4.2 million or 13.1% of net sales of $31.9 million for the same period in 2018.  The increase in net sales is attributable to an increase in sales of machines of $3.9 million, an increase in sales of undercarriages to Caterpillar of $0.1 million, and an increase in aftermarket parts and other sales of $0.2 million.

Total machine sales revenues increased 16.8% from the prior period, a combination of favorable pricing and product and channel mix. North America machine sales increased by 38% and included a significant penetration into the rental channel. Machine sales to Australia were down 66% for the period, a combination of a strong comparative period and lower orders from our network due to overall slower economic growth in the country. We anticipate a pick up in demand from Australia in the second half of the year, as interest rate cuts recently implemented stimulate increased activity.

We benefited from favorable pricing and product mix in the period.  Price increases effective January 1, 2019, combined with the continued steel surcharge pricing implemented in May of 2018, provided a pricing benefit of approximately $1.7 million in the period. Favorable product and channel mix provided a benefit of approximately $2.1 million in the period.

We added a net fourteen North America dealer and thirty-nine rental locations during the period, bringing the overall number to 346, compared to 265 locations at the end of the same period in 2018. Same store sales growth was 28% from the same period in 2018.

Parts and other sales for the three months ended June 30, 2019 increased $0.2 million compared to the same period in 2018. Parts as a percentage of total sales was 21.1% and 23.3%, for the three months ended June 30, 2019 and 2018, respectively.

Gross Profit: For the three months ended June 30, 2019, our gross profit was $4.6 million or 12.7% of net sales compared to $4.3 million or 13.4% of net sales for the same period in 2018. Under absorption of costs and plant inefficiencies, primarily as a result of lower build rates due to engine supply constraints persisting throughout the quarter impacted gross profit in the period.  Favorable machine pricing of $2.1 million, combined with both the positive and negative volume impacts of parts, undercarriages and machine sales offset the estimated $1.1 million in year over year increased input costs during the period.  Cost reduction projects implemented in quarter two of 2019 contributed approximately $0.6 million in margin benefit for the period.

Research and Development: Research and development expense was $0.5 million or 1.4% of net sales for the three months ended June 30, 2019, compared to $0.5 million or 1.6% of net sales for the same period in 2018.

Selling, general and administrative expense: SG&A expense for the three months ended June 30, 2019 was $3.7 million or 10.3% of net sales, compared to $2.9 million, or 9.2% of net sales, for the comparable period in 2018, an increase of approximately $0.8 million or 26.6%, respectively. The primary contributing factor to the increase were increases in marketing and advertising, including the introduction from the start of 2019 of a co-op advertising program for our dealer network to promote the brand and $0.5 million of transaction costs associated with the Merger Agreement.

Operating Income: For the three months ended June 30, 2019, our operating income was $0.3 million or 1.5% of net sales, compared to operating income of $0.9 million or 2.7% of net sales for the same period in 2018. Operating income decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the three months ended June 30, 2019, was $0.6 million compared to $0.5 million for the same period in 2018.

Tax: For the three months ended June 30, 2019, we recorded no tax. For the three months ended June 30, 2018, a tax expense of $0.1 million was recorded.

Net income: For the three months ended June 30, 2019, our net loss was $0.2 million compared to a net income of $0.3 million for the same period in 2018.

EBITDA: EBITDA totaled $1.6 million or 4.4% of net sales for the three months ended June 30, 2019 compared to $2.1 million or 6.6% of net sales for the same period in 2018.

The decrease in EBITDA for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 resulted from an increased net loss of $1.0 million, which included the effects of increased interest charges of $0.2 million.

The table below sets forth a reconciliation of net (loss) income to EBITDA (in thousands of dollars) :

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(223)	$319	$(960)	$12
Interest expense	570	464	1,122	922
Depreciation & amortization	1,231	1,220	2,446	2,403
Other (income) expense	(1)	—	(8)	(7)
Income tax (benefit) expense	—	89	—	8
EBITDA (1)	$1,577	$2,092	$2,600	$3,338
% of Sales	4.4%	6.6%	4.1%	5.4%

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

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

For the six months ended June 30, 2019, we had a net loss of $(1.0) million compared to a net income of $0.0 million for the same period ended June 30, 2018.

For the six months ended June 30, 2019, net loss of $(1.0) million consisted of revenue of $63.4 million, cost of sales of $55.3 million, research and development costs of $1.0 million, SG&A expenses of $6.8 million, and interest expense of $1.1 million.

For the six months ended June 30, 2018, the net income of $0.0 million consisted of revenue of $61.7 million, cost of sales of $53.5 million, research and development costs of $1.0 million, SG&A expenses of $6.3 million, and interest expense of $0.9 million.

Net Sales: For the six months ended June 30, 2019, net sales were $63.4 million, an increase of approximately $1.6 million or 2.6% from net sales of $61.7 million for the same period in 2018. The increase in net sales is a result of increased machine sales of $1.3 million, increased sales of aftermarket parts and other of $0.8 million and offset by decreased sales of undercarriages to Caterpillar of $0.5 million.

Favorable pricing and product and channel mix in the six months ended June 30, 2019, resulted in an increase in machine revenues of 3.0% or $1.3 million from the same period in 2018. Growth in revenues from sales of machines through the ASV North American distribution channels was 18.8% compared to the six months ended June 30, 2018. We benefited from favorable pricing and product mix in the period, which partially offset the volume decline in Australia, where economic growth has recently slowed. Price increases effective January 1, 2019, combined with the continued steel surcharge pricing implemented in May of 2018, provided a pricing benefit of approximately $3.1 million in the period. Favorable product mix provided a benefit of approximately $3.7 million in the period.

Parts and other sales for the six months ended June 30, 2019 increased $0.3 million compared to the same period in 2018. This comprised of an increase in Caterpillar undercarriage and parts shipments of $0.2 million for the period, primarily a result of timing differences in their fiscal year demand requirements and a increase in aftermarket parts and other sales of $0.1 million. Parts sales as a percentage of total sales was 22.6% and 21.8%, for the six months ended June 30, 2019 and 2018, respectively.

Gross Profit: For the six months ended June 30, 2019, our gross profit was $8.0 million or 12.6% of net sales compared to $8.2 million or 13.3% of net sales for the same period in 2018. Under absorption of costs and plant inefficiencies, primarily as a result of lower build rates due to engine supply constraints persisting throughout most of the period impacted gross profit.  Favorable machine pricing of $3.1 million, combined with both the positive and negative volume impacts of parts, undercarriages and machine sales offset the estimated $2.1 million in year over year increased input costs during the period.  Cost reduction projects implemented in the period contributed approximately $0.9 million in margin benefit for the period, as well as the 2018 period being adversely impacted by $0.6 million of costs associated with the relocation of our aftermarket parts distribution center.

Research and Development: Research and development expense was $1.0 million or 1.6% of net sales for the six months ended June 30, 2019, compared to $0.9 million or 1.5% of net sales for the same period in 2018. The increase of $0.1 million is attributable to expenditures related to the launch of new product designs for the ASV brand in connection with the implementation of Tier 4 emissions standards during the period.

Selling, general and administrative expense: SG&A expense for the six months ended June 30, 2019 was $6.8 million or 10.8% of net sales, compared to $6.3 million, or 10.3% of net sales, for the comparable period in 2018, an increase of approximately $0.5 million. The primary contributing factor to the increase were increases in marketing and advertising, including the introduction from the start of 2019 of a co-op advertising program for our dealer network to promote the brand and $0.5 million in transaction costs associated with the Merger Agreement. The increases were offset in part by the elimination of selling expenses for aftermarket parts paid to Terex during the same period in 2018 following the relocation of that activity to our own facility.

Operating Income: For the six months ended June 30, 2019, our operating income was $0.2 million or 0.2% of net sales, compared to $0.9 million or 1.5% of net sales for the same period in 2018. Operating income as a percent of net sales decreased due to the explanations above.

Interest expense: Interest expense, including amortization of debt issuance costs, for the six months ended June 30, 2019, was $1.1 million compared to $0.9 million for the same period in 2018, principally due to borrowings on our debt facilities.

Tax: For the six months ended June 30, 2019, we recorded no income tax expense, compared to an income tax expense of $0.01 million for the six months ended June 30, 2018.

Net income: For the six months ended June 30, 2019, our net loss was $(1.0) million compared to a net income of $0.01 million for the same period in 2018, a decrease of $(0.8) million and is attributable to the items discussed above.

Liquidity and Capital Resources

We fund our business activities by utilizing a revolving credit facility, a term loan for financing, and cash generated from operations. In connection with our revolving credit facility, in October 2018 we entered into an amendment which included revisions to the definition of EBITDA, an increase in the allowance of certain foreign receivables and a change to the required leverage ratio. On March 28, 2019, we entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement with PNC Bank, National Association, as administrative agent (“PNC”), described in Item 1. Financial Statements-Note 6, “Debt” of this Quarterly Report on Form 10-Q. The principal modification to the Amended and Restated Credit Agreement resulting from the Second Amendment replaces the maximum leverage ratio requirements for 2019 with a minimum EBITDA covenant and beginning in March of 2020, removes the minimum EBITDA covenant and reverts to a leverage ratio requirement of 2.75 to 1.00, which shall step down to 2.25 to 1.00 by September 30, 2020. In addition, the applicable margin for each advance under the credit agreement was increased by 50 basis points for the period from March 28, 2019 until the first business day following receipt by PNC of our certificate of compliance with the applicable leverage ratio for the quarter ended March 31, 2020 and the inventory sub-limit was increased to $18 million.

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

Cash Flows

Six Months Ended June 30, 2019

Operating activities generated $0.2 million of cash for the six months ended June 30, 2019, comprised of net loss of $(1.0) million, non-cash items that totaled $2.8 million and changes in assets and liabilities, which consumed $1.6 million. The principal non-cash items are depreciation and amortization of $2.4 million and share-based compensation of $0.3 million.

The changes in assets and liabilities consumed $1.6 million. The changes in assets and liabilities had the following impact on cash flows: accounts receivable generated $2.9 million, trade receivables/payables from affiliates generated $0.5 million, income tax receivable generated $0.8 million, inventory generated $0.7 million, prepaid expenses consumed $0.2 million, trade accounts payable consumed $5.5 million, accrued expenses generated $0.1 million and other long-term liabilities consumed $0.1 million.  The increase in accounts receivable is principally due to customer mix. Days sales outstanding at June 30, 2019 were 42 days, compared to 44 days at December 31, 2018. Inventory has decreased as our engine supply constraint has relieved and we have converted components to finished goods to satisfy demand. The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the six months ended June 30, 2019 consumed $0.3 million of cash. We consumed $0.3 million of cash to purchase machinery and equipment and tooling for Tier IV product launches.

Financing activities generated $0.1 million in cash for the six months ended June 30, 2019. Cash was generated by increased borrowing under the revolving credit facilities of $2.3 million, offset by the use of $1.0 million of cash for principal payments on debt and $1.0 million excess cash flow payment.

Six Months Ended June 30, 2018

Operating activities generated $0.4 million of cash for the six months ended June 30, 2018 comprised of a net income of $0.01 million, non-cash items that totaled $2.7 million and changes in assets and liabilities, which consumed $2.3 million. The principal non-cash items are depreciation and amortization of $2.4 million and share-based compensation of $0.3 million.

The changes in assets and liabilities consumed $2.3 million. The changes in assets and liabilities had the following impact on cash flows: accounts receivable generated $3.2 million, trade receivables/payables from affiliates consumed $0.2 million, inventory consumed $4.1 million, prepaid expenses consumed $0.1 million, trade accounts payable consumed $0.1 million, and accrued expenses consumed $1.0 million.  The decrease in accounts receivable is principally due to decreased sales.  Days sales outstanding at June 30, 2018 were 44 days, compared to 58 days at December 31, 2017.  The increase in inventory relates primarily to increased stock of long lead items to support future production schedules as well as safety stock used to supplement aftermarket parts distribution during the transition period of moving of the parts to our new facility in Grand Rapids. The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the six months ended June 30, 2018 consumed $0.5 million of cash.  We consumed $0.5 million of cash to purchase machinery and equipment, principally related to tooling for Tier IV, information technology system upgrades and building improvements.

Financing activities generated $0.1 million in cash for the six months ended June 30, 2018. Cash was generated by increased borrowing under the revolving credit facilities of $0.7 million, offset by the use of $1.0 increased borrowing on new long-term loans of $0.4 million associated with relocating our parts distribution facility to Minnesota, offset by the use of $1.0 million of cash for principal payments on debt.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. We adopted ASC 2016-02 Leases (Topic 842) during the period.  There have been no other significant changes to our critical accounting policies that are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements

At June 30, 2019 we had $0.1 million of standby letters of credit outstanding. PNC Bank has issued a $0.1 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under our workers’ compensation insurance policies.

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

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the PNC prime rate and LIBOR. At June 30, 2019, we had approximately $29.3 million of variable rate debt with a weighted average interest rate of approximately 6.2%. An increase of 1% in our average floating interest rates at June 30, 2019 would increase interest expense by approximately $0.3 million.

Commodities Risk

We purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major part of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. The prices we pay for raw materials used in our products may be impacted by tariffs. On March 8, 2018, the Trump administration signed an order that imposed a tariff of 25% on steel that went into effect on March 23, 2018. As a result of this tariff, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material prices on to dealers, our margins could be adversely affected, and it could have a material adverse effect on our business. Changes in input costs had a significant effect on our operating performance in 2018, as input prices, and steel components in particular, increased significantly, driven by the above-mentioned tariffs and higher levels of market demand driving increased prices. Although the spot price of US steel is showing a reduction through the first half of 2019, the steel consumed in production reflects the recent historical prices paid until the spot price is passed through the supply chain, potentially during the second half of the year. During 2018 and continuing into 2019, we have implemented re-engineering and re-sourcing actions to help avoid these increases and have also implemented surcharge price increases to recover steel increases. In the second quarter of 2019 these activities benefited gross margin by $0.6 million and $0.9 million year to date.

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

Raw Materials and Component Products

Our operating philosophy is to design, source, integrate, quantitatively assess, assemble, ship and integrate product from parts and systems available from third parties and our key suppliers include Kubota, Perkins, Cummins and Deutz. Consequently, we purchase a majority of our components as partially and fully finished assemblies, rather than raw materials for conversion. However, steel is a major component of the chassis, cabs and wheel rims of our product and as such availability and pricing from our suppliers is subject to the global steel market. Extreme movements in the cost and availability of steel and other materials and components may affect our financial performance. The prices we pay for raw materials used in our products may be impacted by tariffs. On March 8, 2018, the Trump administration signed an order that imposed a tariff of 25% on steel (Section 232 Tariff) that went into effect on March 23, 2018, and in September 2018 a further 10% on many other products imported from China (Section 301 Tariff). An additional 15% increase to the Section 301 Tariff was implemented June 1, 2019. As a result of these tariffs, if we are unable to obtain raw materials, including steel, at historical prices or unable to pass any material prices on to dealers, our margins could be adversely affected, and it could have a material adverse effect on our business. Changes in input costs had a significant effect on our operating performance in 2018, as input prices, and steel components in particular, increased significantly, driven by the above-mentioned tariffs and higher levels of market demand driving increased prices. During the year we have implemented re-engineering and re-sourcing actions to help avoid these increases and have also implemented surcharge price increases to recover steel increases. Beginning in the first quarter of 2019, we implemented price increases on machines and aftermarket parts targeted to offset the significant cost increases incurred during 2018.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented ASU 2016-02, Leases. Although the adoption of the new accounting standard did not have a material impact on our Condensed Statement of Operations or Condensed Statements of Cash Flows for the three-month period ended March 31, 2019, we did implement changes to our internal controls related to the implementation of the lease accounting standard. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our lease categories and implementing a standard procedure to calculate operating lease assets and lease liabilities values for our leases. There were no other changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth below and other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider how the risk factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, could materially and adversely affect our business, financial condition or operating results. These risk factors and the risk factors set forth below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The risk factors listed below should be read in conjunction with the Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.

Risks Related to the Proposed Merger

On June 26, 2019, we entered into the Merger Agreement among Yanmar, Merger Sub and Guarantor. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Yanmar. The Merger Agreement was unanimously approved by our Board. The description of the Merger Agreement in these risk factors does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on June 27, 2019.

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving the Stockholder Approval and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion.

The efforts and costs to satisfy the closing conditions of the Merger, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Yanmar. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $2,650 to Yanmar. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers, vendors, communities and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers, distributors, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock. In addition, the Merger Agreement restricts us from taking certain actions without Yanmar’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, buying or selling certain assets, making certain capital expenditures, refinancing or incurring additional indebtedness, entering into certain transactions, or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition.

We and our directors and officers may be subject to lawsuits relating to the Merger.

Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders. If there is any delay in the consummation of the Merger, these costs could increase significantly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated June  26, 2019 among Yanmar America Corporation, a Georgia corporation , Osaka Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Yanmar (“Merger Sub”), Yanmar, Co. Ltd., a company organized under the laws of Japan and ASV Holding, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 27, 2019).

2.2	Plan of Conversion of A.S.V. LLC, dated as of April 25, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

3.1	Certificate of Incorporation of ASV Holdings, Inc., dated as of May 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

3.2	Bylaws of ASV Holdings, Inc., dated as of May 11, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 18, 2017).

4.1

Voting Agreement, dated June 26, 2019, between A.S.V Holding, LLC and Yanmar America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2019).

10.1	Form of Retention Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 27, 2019).

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

ASV Holdings, Inc.

Date: July 31, 2019	By:	/s/ Andrew M. Rooke
Andrew M. Rooke
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2019	By:	/s/ Melissa K. How
Melissa K. How
CFO and Secretary (Principal Financial and Accounting Officer)